Form 10QSB
period 2000-01-31
GLOBAL FOODS ONLINE INC
filed 2000-06-05
CIK 1090461

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended January 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                   ----------    ----------

                 Commission file number -

                     GLOBAL FOODS ONLINE, INC.
         Exact name of Registrant as specified in its charter)

          NEVADA                                      95-4741485
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification Number)

                    520 North Kings Road, Suite 214
                     Los Angeles, CA                      90048
 (Address of principal executive offices)              (Zip Code)

                   Telephone:  323-852-9877
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

            7,226,960 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Global Foods Online, Inc.



PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

                 Global Foods Online, Inc.
               (A Development Stage Company)
                       Balance Sheet
                     January 31, 2000
                        (Unaudited)

                          ASSETS

Current assets:                                                2000

  Cash                                                      $  24,044
                                                             --------
      Total current assets                                     24,044

Office equipment net of accumulated
  depreciation of $531                                          2,656
                                                             --------
Total assets                                                $  26,700

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  11,467
                                                             --------
      Total current liabilities                                11,467


Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 7,226,960
  shares issued and outstanding                                 7,227
 Additional paid in capital                                   264,302
 (Deficit) accumulated during
  development stage                                          (256,296)
                                                             --------
                                                               15,233
                                                             --------
                                                            $  26,700




     See accompanying notes to financial statements.

                 Global Foods Online, Inc.
               (A Development Stage Company)
                 Statements of Operations
Three Months and Nine Months Ended January 31, 2000 and 1999
                        (Unaudited)

                                                   Three Months    Three Months    Nine Months     Nine Months     Period From
                                                     Ended           Ended           Ended           Ended        Inception To
                                                   January 31,     January 31,     January 31,     January 31,     January 31,
                                                     2000            1999            2000            1999            2000

 Operating expenses                                $   15,278      $    2,992      $  130,715      $    2,992      $  256,296
                                                    ---------       ---------       ---------       ---------       ---------
(Loss from operations) and net (loss)                 (15,278)     $   (2,992)     $ (130,715)     $   (2,992)     $ (256,296)


Per share information:
 Basic and diluted (loss) per common share         $    (0.00)     $    (0.03)     $    (0.02)     $    (0.03)     $    (0.10)

 Weighted average shares outstanding                7,050,293          98,160       6,763,982          98,160       2,643,902





     See accompanying notes to financial statements.

                  Global Foods Online, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
          Nine Months Ended January 31, 2000 and 1999
                         (Unaudited)

                                                                Nine Months       Nine Months         Period From
                                                                   Ended             Ended           Inception To
                                                                January 31,       January 31,         January 31,
                                                                    2000              1999               2000
Net income (loss)                                             $  (130,715)      $    (2,992)      $    (256,296)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Common stock issued for services                                   -                 -               100,098
   Charge off of goodwill                                             -                 -                 8,000
  Changes in assets and liabilities:
   Decrease in officer advance                                     30,000               -                   -
   Increase in accounts payable                                     4,939               -                11,467
                                                                 --------          --------           ---------
  Total adjustments                                                34,939               -               119,565
                                                                 --------          --------           ---------
  Net cash provided by (used in)
   operating activities                                           (95,776)           (2,992)           (136,731)

Financing activities:
  Purchase of office equipment                                     (3,187)              -                (3,187)
                                                                 --------          --------           ---------
Net cash provided by financing activities                          (3,187)              -                (3,187)

Financing activities:
  Sale of common stock for cash                                   115,381             3,000             161,431
  Sale of common stock warrants                                       -                 -                 2,000
                                                                 --------          --------           ---------
Net cash provided by financing activities                         115,381             3,000             163,431
                                                                 --------          --------           ---------
Increase (decrease) in cash                                        16,418                 8              23,513
Cash and cash equivalents,
 beginning of period                                                7,095               -                   -
                                                                 --------          --------           ---------
Cash and cash equivalents,
 end of period                                                $    23,513       $         8       $      23,513


      See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended April 30, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended January 31, 2000, the Company received gross proceeds of $115,381 from the continued sale of common stock at an offering price of $.10 per share.

During the nine months ended January 31, 2000, $51,500 of advances to an officer, of which $30,000 had been outstanding at April 30, 1999, were utilized by the officer to establish an office in London, England. The advances were charged to operations during the nine months ended January 31, 2000.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for Global's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of Global's activities is the directory publication solely niche marketed to food and beverage manufacturers, Global's business operations may be adversely affected by Global's competitors and prolonged recessionary periods.

Capital and Source of Liquidity. Global currently has no material commitments for capital expenditures.

For the nine months ended January 31, 2000, Global purchased office equipment of $3,187 resulting in net cash provided by investing activities.

For the nine months ended January 31, 1999, Global pursued no investing activities.

For the nine months ended January 31, 2000, Global sold common stock for cash of $115,381 resulting in net cash provided by financing activities of $115,381.

For the nine months ended January 31, 1999, Global sold common stock for cash of $3,000 resulting in net cash provided by financing activities of $3,000.

Global expects that the net proceeds from our recent offering, and the cash flow from future operations upon commencement, if any, will be sufficient to allow us to meet the expected growth in demand for our products and services. Additionally, Global expects to utilize any proceeds received from the exercise of the class A warrants to expand
operations.   However, there can be no assurance that sufficient
warrant exercise will occur or that future advertising sales will meet
Global's growth expectations.   Should either of these fail to occur,
Global may elect to

   -   reduce the planned expansion of operations or
   - pursue other financing alternatives such as a rights offering, warrant exercise or borrowings.

Implementation of either of the foregoing options could delay or diminish Global's planned growth and adversely affect our profitability.

On a long-term basis, liquidity is dependent on increased revenues from operations, additional infusions of equity and debt financing. Global does not have sufficient moneys to carry on operations for the
next 12 months.   Global believes that additional capital and debt
financing in the next twelve months will allow Global to commence our marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. We will have to pursue other
financing alternatives as described above.   However, we cannot be
assured that we will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.    For the nine months ended January 31, 2000,
Global had no revenues and had an operating loss of (130,715).

For the nine months ended January 31, 2000, we had no revenue and we
had operating expenses of $130,715.   The operating expense consisted
primarily of accounting fees of $10,092, legal fees of $2,614, miscellaneous costs of $10,136, office supplies of $4,452, operating expenses of $24,520, outside services of $41,278, printing and reproduction fees of $12,785, professional fees of $9,431, travel of $4,425 and other expenses of $10,982.

For the nine months ended January 31, 1999, we had no revenue and we had operating expenses of $2,992.

For the year ended April 30, 1999, Global had operating expenses of $121,339 consisting primarily of consulting fees of $99,355, printing of $11,000, professional fees of $4,928 and miscellaneous expenses of $6,056.

Plan of Operation.   Global, over the next twelve months intends to
distribute our directories in the United States and internationally and to utilize the World Wide Web in the implementation of its planned business operations. Global has no need of product research and
development.   Management possesses the experience to implement our
business plan.   No significant equipment purchases are planned over
the next twelve months.

Global shall seek to maintain low operating expenses while commencing operations and increasing operating revenues. Global is focusing on
maintaining a low cost administrative approach.   However, increased
marketing expenses will probably occur in future periods as Global attempts to further increase its marketing and sales efforts.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

None

(b)   Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: June 1, 2000                      /s/ John Harrison
                                        ------------------------------
-
                                        By John Harrison, President