Form 10KSB
period 2000-04-30
GLOBAL FOODS ONLINE INC
filed 2000-09-08
CIK 1090461

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 4/30/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 333-83231
           Global Foods Online, Inc.
 Exact name of Registrant as specified in its charter)

  NEVADA                                                 95-4741485
(State or other jurisdiction of                        (I.R.S.
Employer
incorporation or organization                           Identification
                                                             Number)

                    520 North Kings Road, Suite 214
                     Los Angeles, CA 90048
                   Telephone:  323-852-9877
    (Address and telephone number of registrant's principal executive offices and principal place of business.)

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:          Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $0.00. As of April 30, 2000 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of April 30, 2000 was 6,780,260 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS

Business Activities. Through our internet website, Global Foods Online.com, and our printed directories, Global will provide an effective forum for food, beverage and confectionery manufacturers from around the world to sell their products in the United States and Canada.

Global Foods Online. com.   Our website is currently under
development.   We anticipate that the website will be completed in the
next sixty days.   Global's website will be accessible to both the
food-industry purchasing professionals and the millions of average consumers who shop via the Internet through countless numbers of Internet browsers.

Global's website will have an extensive range of consumer-oriented information and product sales including chat rooms, recipes and other informative and entertaining data on ethnic and specialty foods and beverages. It will also include help for consumers looking to locate
and purchase a specific product in their area.   The website will
offer such features as paid "Wine of the Month" club memberships, travel packages and cruises hosted by famous chefs and cooking schools worldwide.

While online, website users can join live chats with famous chefs, purchase diet programs and cookbooks as well as kitchenware and cookware, join recipe exchange clubs and generally keep on top of what's happening in the food industry around the world with food trend
updates.   Also featured will be a guide to famous restaurants around the world, including their menus and most popular recipes, sources for food and beverage giftpacks, global food magazine subscriptions, audio and video tapes on cooking and much more.

The focal point of the Company's website will be a frequently-updated directory of specialty food and beverage manufacturers from around the world who desire to sell to the United States and Canadian markets.
A full color version of this industry-focused directory will also be available in print form.

Printed Directory.   The "International Food and Beverage Source
Directory" will be printed quarterly, published in a magazine style and sent, at no change, to an estimated 50,000 selected food buyers, distributors, brokers, wholesalers, importers, supermarket buyers and
other decision-makers in the United States and Canada.   Our
management believes that these food-industry professionals are constantly seeking new products and trends to add to the array of ethnic specialty foods available in supermarkets, independent retail stores, food service groups and restaurants and are required by food
manufacturers to represent them for sales to retailers.    We will
include non-food oriented advertisers, including airlines, financial and credit card companies, hotels and a myriad of other related service industries.

We are doing preparatory work on the directory and are producing sales and media kits and promotion literature. We have sent the initial forms of these items to government agencies to obtain target audience
lists of USA specialty food, beverage and confectionery buyers.   Our
in house expanded list will also detail food and beverage manufacturing companies obtained through our contacts with over 80 countries.

Market.   Currently, the United States market alone is valued in
excess of $49 billion annually for the sales of specialty, ethnic and gourmet foods (Gourmet News 1997).

Marketing Strategy.   Our business will initially come from our
production of a series of Source International: Food & Beverage Directories sent free of charge to professional buyers in the United
States.   The directories will contain small to medium emerging
companies throughout the world who will be offered paid advertising space as full color entries describing and depicting their products
photographically.   There will be six alternative sized ads at various
prices, available to pre-formatted layouts, country by country,
category by category, from the main sourcing areas.   Global will
target the United States market first and then expand into the world-wide market.

Once the core business has been established in printed form, we will develop associated activities covering "Help in Exporting" which will include seminars and how to publications and newsletters.

We may develop specific publications relating to major categories during country and product promotional periods at the retail level. These publications will target distributors, brokers, importers and wholesalers of imported multi-cultural specialty foods and beverages

Revenue.   Global will receive revenue from the sale of advertisements
on the website and in the printed directory.   The advertising fees
will be dependent upon the size and location of each advertisement and will be determined on a per advertisement basis.

We hope to achieve financial sales once our initial mailing and other additional sales methods have been carried out. We already have received support of the appropriate government agencies related to the export of food and beverage branded products in contacting their SME
food and beverage manufacturers and producers.   Additional income
will come from corporate advertisers in associated services in the fields of finance, shipping and distribution, insurance, travel and
exhibition organizers.   No soliciting for income has been carried out
to date.

Advertisers in Global's directories will be offered pages on our website free of charge, but advertisers will pay a 5% brokerage fee of gross sales value of any single sale that is carried out on our
website.   Additional revenue will be received from banner advertising on our website pages, celebrity chef chat room visits, ethnic cookery books and utensil direct sales, cookery schools and gourmet holiday promotions, sponsored specific products and country promotions.

Employees.  Global has no full time and no part time employees.

Global employs the services of sub-contractors as needed.

Government Regulations.   At the present time, there are no pervasive
regulations of Global's business.

Competition.   Although Global does not know of any food and beverage
directory geared to the United States market which promotes foreign food and beverage makers, there is significant competition in the food
and beverage promotion industry.   Global competes with established
companies and other entities (many of which possess substantially
greater resources than the Company).   Almost all of the companies
with which Global competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than
Globalnow has, or will have in the foreseeable future.   It is also
likely that other competitors will emerge in the near future.   We
cannot be assured that we will compete successfully with other
established companies.   Global shall compete on the basis of price
and quality. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

ITEM 2.  PROPERTIES.

Global's principal offices are located at 520 North Kings Road, Suite
214, Los Angeles, California 90048.   Its telephone number at such
address is (323) 852-9877.   These offices consist of 300 square feet
and are provided free of charge from Mr. Gordon, secretary, vice-president and director of Global.

ITEM 3.    LEGAL PROCEEDINGS.

Global is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended April 30, 2000, no matters were submitted to a vote of Global's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Prior to this offering, there has been no market for Global's common
stock.   Upon successful completion of this offering, Global intends to apply to have its common stock traded on the OTC Bulletin Board. If we are not accepted on the OTC Bulletin Board, we will apply for the quotation of our common shares on the pink sheets.

Holders.   The approximate number of holders of record of Global's
 .001 par value common stock, as of April 30, 2000 was 273.

Dividends.   Holders of our common stock are entitled to receive such
dividends as may be declared by our Board of Directors.

Global was recently approved for quotation on the NASD Over the Counter Bulletin Board under the symbol "GFDO".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the year ended April 30, 2000, Global purchased equipment of $9,367 resulting in net cash used in investing activities of $9,367.

For the year ended April 30, 1999, Global pursued no investing activities.

For the year ended April 30, 2000, Global received proceeds from notes payable of $219,000 and proceeds from the sale of common stock for cash of $95,000. As a result, Global had net cash provided by financing activities of $314,000 for the year ended April 30, 2000.

For the year ended April 30, 1999,Global received proceeds from the sale of common stock for cash of $46,050 and proceeds from the sale of common stock warrants of $2,000. As a result, Global had net cash provided by financing activities of $48,050 for the year ended April 30, 1999.

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

Results of Operations.    Prior to March 1999, our activities have
been limited to organization and capital formation.   During March
1999, we acquired 100% of the stock of IB&F Media Corporation (Media)
in exchange for 4,000,000 shares of their common stock.   At the
merger date, Media was an inactive company, which had no assets and had not begun business operations.

For the year ended April 30, 2000, Global had operating expenses of $312,455 consisting primarily of consulting fees of $108,520, travel expense of $19,894, professional fees of $24,379, web site expenses of $10,594, office expenses of $59,890, depreciation and amortization of $1,561, printing of $21,973, outside services of $34,466, telephone expense of $6,880 and other expenses of $24,298.

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



ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The principal executive officers and directors of Global are as follows:

Name                         Position                 Term(s) of
Office

John Harrison, age 68     President/Director          April 6, 1999
                                                         To present
David Gordon, age 71   Secretary/Vice President       April 6, 1999
                             Director                    To present

Resumes:

David Gordon - Mr. Gordon was the co-founder of IF&G Media Corporation from inception in November 1998 until its merger with the Company. From 1994 to 1999, Mr. Gordon was self-employed as a public relations consultant, marketing consultant and a publishing consultant.

John Harrison - Mr. Harrison was the co-founder of IF&G Media Corporation from inception in November 1998 until its merger with the
Company.   From March 1994 to present, Mr. Harrison has been the
owner, senior partner and designer of Harrison Consultancy, a design
and marketing consultancy.   From March 1992 to present, Mr. Harrison
has been chief executive officer and 50% owner of Shamrock foods Exports Ltd., a food export marketing to the United States.

Mr. Phillip Fox resigned as a director of the Company due to time constraints in his other endeavors during the third quarter of 1999


ITEM 10.   EXECUTIVE COMPENSATION

To date, Global has not paid any remuneration to its officer other than Phillip Fox who received 290,000 common shares for services rendered.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

There are currently 6,931,960 common shares outstanding. The following tabulates holdings of shares of Global by each person who, subject to the above, at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Global individually and as a group.


                 Shareholdings at Date of
                      This Prospectus

                                                                              Percentage of
                                                                               Outstanding
                                                                                shares as
                                                                                 Adjusted
                                                                                 to Reflect
                                                           Percentage           Conclusion
                                  Number & Class            Prior to               of the
Name and Address                  of shares(1)              offering            offering(2)


John Harrison
70 Alder Lodge
Stevenage Road
London SW6 6NR England               1,950,000              28.13%                21.55%

David Gordon
520 North Kings Road
Suite 214
Los Angeles, CA 90048                1,950,000              28.13%              21.55%


Timothy Miles
10 Office Park Road, Suite 222
Hilton Head Island, SC 29928            502,865               7.25%                1.60%

All Officers and Directors
as a Group (3 persons)                3,900,000              56.26%               43.10%

 (1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2) Assumes exercise of warrants and sale of underlying shares.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officer Advance.   On April 23, 1999, we advanced $30,000 to our
president for the purpose of establishing a sales office in London,
England.    The full amount of the advance will be utilized for
authorized business purposes during the fiscal year ended April 30,
2000.   During the year ended April 30, 2000, we opened a bank account in London. All expended funds have been used for office expenses and related travel expenses.


ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors..........
Balance Sheet..................................
Statement of Operations........................
Statement of Stockholder's Equity..............
Statement of Comprehensive Loss
Statement of Cash Flows........................
Notes to Financial Statements..................

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Global Foods Online, Inc.
(a Development Stage Company)

We have audited the balance sheet of Global Foods Online, Inc. as of April 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception (February 4, 1997) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Global Foods Online, Inc. as of April 30, 2000, and the results of its operations and cash flows each of the years in the two year period then ended and for the period from inception (February 4, 1997) to April 30, 2000, in conformity with generally accepted accounting principles.




                          James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Denver, Colorado
August 8, 2000

                Global Foods Online, Inc.
               (A Development Stage Company)
                       Balance Sheet
                      April 30, 2000

                          ASSETS

Current assets:                                                 2000
  Cash                                                      $ 174,433
                                                             --------
      Total current assets                                    174,433

Equipment, at cost net of
 accumulated depreciation of $1,561                             7,806

Deposit                                                         1,897
                                                             --------
Total assets                                                $ 184,136

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  14,474
  Accrued interest                                              2,950
                                                             --------
      Total current liabilities                                17,424

Notes payable - shareholders                                  219,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 6,780,260
  shares issued and outstanding                                 6,780
 Additional paid in capital                                   381,918
 (Deficit) accumulated during
  development stage                                          (440,986)
                                                             --------
                                                              (52,288)
                                                             --------
                                                            $ 184,136




     See accompanying notes to financial statements.

                  Global Foods Online, Inc.
                (A Development Stage Company)
                   Statements of Operations
             Years Ended April 30, 2000 and 1999
and Period From Inception (February 4, 1997) to April 30, 2000

                                                                     Year              Year        Period From
                                                                    Ended             Ended        Inception To
                                                                  April 30,         April 30,       April 30,
                                                                     2000              1999            2000
 Operating expenses                                            $   312,455       $   121,339       $   433,794
                                                                ----------        ----------        ----------
 (Loss from operations)                                            312,455           121,339           433,794

 Interest expense                                                    2,950               -               2,950
                                                                ----------        ----------        ----------
Net (loss)                                                     $  (315,405)      $  (121,339)      $  (436,744)


Per share information:
 Basic and diluted (loss) per common share                     $     (0.05)      $     (0.13)      $     (0.17)

 Weighted average shares outstanding                             6,628,702           943,290         2,581,257





       See accompanying notes to financial statements.

             Global Foods Online, Inc.
           (A Development Stage Company)
    Statement of Changes in Stockholders' Equity
For the Period From Inception (February 4, 1997) to April 30, 2000

                                                                                              Deficit
                                                                         Additional         Accumulated
                                            Common  Stock                 Paid-in        During Develop-
                      ACTIVITY         Shares             Amount          Capital          ment Stage          Total
Post bankruptcy shares outstanding
  on February 4, 1997                   98,160       $         98       $        -         $     (4,242)     $     (4,144)
                                    ----------        -----------        ------------       -----------       -----------
Balance April 30, 1997 through
 April 30, 1998                         98,160                 98                -               (4,242)           (4,144)

Common stock sold for cash in
  February 1999 @ $.002 per share      525,000                 525                525                               1,050

Shares issued to complete merger
  during March 1999 @ $.002
   per share                        4,000,000               4,000              4,000                                8,000

Common stock sold for cash in
  April 1999 @ $.10 per share         450,000                 450             44,550                               45,000

Common issued for services in
  April 1999 @ $.10 per share       1,000,000               1,000             99,000                              100,000

Sale of common stock warrants in
  February 1999 @ $.001 per warrant         -                   0              2,000                                2,000

Net (loss) for the year
 ended April 30, 1999                       -                   -                  -          (121,339)          (121,339)
                                   ----------          ----------         ----------        ----------        -----------

Balance, April 30, 1999             6,073,160               6,073            150,075          (125,581)            30,567

Common stock sold for cash in
  June 1999 @ $.10 per share          265,000                 265             22,735                               23,000
   Compensation value of discount shares                                       3,500                                3,500
  August 1999 @ $.50 per share         68,000                  68             33,932                               34,000
  September 1999 @ $.50 per share      50,000                  50             24,950                               25,000
  October 1999 @ $.10 per share        15,000                  15              1,485                                1,500
  November 1999 @ $.50 per share        6,000                   6              2,994                                3,000
  December 1999 @ $.50 per share       15,000                  15              7,485                                7,500
  January 2000 @ $.50 per share         2,000                   2                998                                1,000

Common issued for services in
  June 1999 @ $.10 per share           22,500                  22              2,228                                2,250
  August 1999 @ $.50 per share        200,000                 200             99,800                              100,000
  September 1999 @ $.50 per share      50,000                  50             24,950                               25,000
  December 1999 @ $.50 per share       13,600                  14              6,786                                6,800


Net (loss) for the year
 ended April 30, 2000                       -                   -                  -            (315,405)        (315,405)
                                   ----------          ----------          ---------           ---------       -----------

Balance, April 30, 2000             6,780,260         $    6,780         $  381,918          $ (440,986)       $ (52,288)


  See accompanying notes to financial statements.

                  Global Foods Online, Inc.
                (A Development Stage Company)
                  Statements of Cash Flows
             Years Ended April 30, 2000 and 1999
and Period From Inception (February 4, 1997) to April 30, 2000

                                                                   Year            Year        Period From
                                                                  Ended           Ended        Inception To
                                                                 April 30        April 30        April 30
                                                                   2000            1999            2000

Net income (loss)                                             $ (315,405)     $ (121,339)     $ (436,744)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                    1,561             -             1,561
   Common stock issued for services                              134,050         100,000         234,050
   Compensation value of discounted shares                         3,500             -             3,500
   Charge off of goodwill                                            -             8,000           8,000

  Changes in assets and liabilities:
   (Increase) in other assets                                     (1,897)            -            (1,897)
   (Increase) decrease in officer advance                         30,000         (30,000)            -
   Increase in accounts payable and acrued expenses               10,896           2,384          13,280
                                                                --------        --------       ---------
  Total adjustments                                              178,110          80,384         258,494
                                                                --------        --------       ---------
  Net cash (used in) operating activities                       (137,295)        (40,955)       (178,250)

Investing activities:
   Purchase of equipment                                          (9,367)            -            (9,367)
                                                                --------        --------       ---------
Net cash used in investing activities                             (9,367)            -            (9,367)

Financing activities:
  Sale of common stock for cash                                   95,000          46,050         141,050
  Proceeds from notes payable                                    219,000             -           219,000
  Sale of common stock warrants                                      -             2,000           2,000
                                                                --------        --------       ---------
Net cash provided by financing activities                        314,000          48,050         362,050
                                                                --------        --------       ---------
Increase (decrease) in cash                                      176,705           7,095         183,800
Cash and cash equivalents,
 beginning of period                                               7,095             -               -
                                                                --------        --------       ---------
Cash and cash equivalents,
 end of period                                                $  174,433      $    7,095      $  174,433


      See accompanying notes to financial statements.

               Global Foods Online, Inc.
             (A Development Stage Company)
               Statements of Cash Flows
          Years Ended April 30, 2000 and 1999
and Period From Inception (February 4, 1997) to April 30, 2000

                                                             Year            Year        Period From
                                                            Ended           Ended        Inception To
                                                           April 30        April 30        April 30
                                                             2000            1999            2000
Supplemental cash flow information:
   Cash paid for interest                               $      -        $      -        $      -
   Cash paid for income taxes                           $      -        $      -        $      -






   See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements
April 30, 2000


Note 1. Organization and Summary of Significant Accounting Policies.

The Company was incorporated in Nevada on September 14, 1990. The Company is in its development stage and to date its activities have been limited to organization and capital formation. The Company's development stage began on February 4, 1997 upon the issuance by the United States Bankruptcy
Court, District of Idaho of an order approving Trustee's report of no distribution and closing estate with the respect to the Company's filing under Chapter 7 of the Bankruptcy Code. The Company was formerly known as Valley Fish Products, Inc. The Company plans to distribute domestic and international food products in the United States and internationally and to utilize the World Wide Web in the implementation of its planned business operations.


     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned, inactive subsidiary, IF&B Media
Corporation. All significant inter-company balances and transactions have been eliminated.


     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years. At April 30, 2000 the Company has computer equipment and related software valued at $7,806 and has recorded depreciation amounting to $1,561 thereon.

     Loss per share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

     Intangible Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-
term maturities.   Financial instruments that potentially subject the
Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the

Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Foreign Currency Translation
The financial statements are presented in United States dollars. The Company has significant United Kingdom operations, however United
States dollars are considered its functional currency.

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-monetary assets and liabilities at historical rates. Revenues and expenses are translated at appropriate transaction date rates. Net gains or losses arising on translation are reflected a separate component of stockholders' equity.

     Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation paid by the Company during the period ended April 30, 1999 is disclosed in Note 4.

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore comprehensive income is considered to be the same as net income.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective in 1998, the Company adopted SOP 98-1, however the Company has not incurred costs to date that would require evaluation in accordance with the SOP.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in its one planned business activity.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date that would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

Note 2.  Business Acquisition

During March 1999, the Company acquired 100% of the stock of IB&F Media Corporation (Media) in exchange for 4,000,000 shares of its common stock. At the Merger date Media was an inactive company that was incorporated in California on November 24, 1998. At the merger date, Media had no assets and had not begun business operations.

The fair value of the shares issued to effect the merger aggregated $8,000 and was based on the price paid by individual investors ($.002 per share) for shares sold by the Company during February 1999. Had the merger been completed at the beginning of the 1999 fiscal year, the results of operations for the year ended April 30, 1999 would remain unchanged.

Note 3.  Officer advance.

On April 23, 1999, the Company advanced $30,000 to its president for the purpose of establishing a sales office in London, England. At April 30, 1999 the funds had not been deposited into a bank account owned by the Company and none of the funds had been expended. The full amount of the advance was utilized for authorized business purposes during the fiscal year ended April 30, 2000.

Note 4.  Notes payable - shareholders

During the period from January through April 2000, the Company sold short-term notes to certain of its shareholders. The notes are due after six months and include interest at 10% per annum. The Company received gross proceeds from the notes amounting to $219,000 through April 30, 2000. The Company expects that the notes will be converted into common stock during the next fiscal year.

Note 5.  Stockholders' equity.

During February 1999 the Company completed a private placement of its common stock whereby 525,000 shares of restricted common stock were sold for gross proceeds of $1,050.

During March 1999, the Company completed the merger with Media whereby 4,000,000 shares of its restricted common stock were exchanged for all of the outstanding common stock of Media (see Note 2.).

During April 1999 the Company completed a private placement of its common stock whereby 450,000 shares of restricted common stock were sold for gross proceeds of $45,000.

During February 1999, warrants to purchase an aggregate of 2,000,000 shares of restricted common stock at an exercise price of $.50 per share were authorized by the Company's Board of Directors. The warrants are exercisable for a period of three years. During February 1999, the Company sold warrants the warrants for gross proceeds of $2,000. There is no compensation effect associated with the sale of the warrants.

In April 1999 the Company issued an aggregate of 1,000,000 shares of its common stock for financial advisory services, and accounting and management services provided to the Company by two independent consultants. The fair value of the shares issued for the services amounted to $.10 per share and such value is consistent with the cash amount paid by the Company's investors during the comparable period.

During the year ended April 2000 the Company sold an aggregate of 421,000 shares of its common for gross proceeds of $95,000. Certain of the shares were sold to persons who provide advisory services to the Company at a price of $.07 per share at a time when other shareholders paid $.10 per share. The Company has recognized compensation expense related to the shares sold at the discounted price amounting to $3,500 for the year ended April 30, 2000.

During the year ended April 30, 2000 the Company issued an aggregate of 286,100 shares of its common stock for financial advisory services and management services provided to the Company by independent consultants. The fair value of the shares issued for the services amounted to $.50 per share and such value is consistent with the cash amount paid by the Company's investors during the comparable period.

Note 6.  Income taxes.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company currently has net operating loss carryforwards aggregating approximately $436,000 that expire $121,000 in 2014 and $315,000 in 2015. Operating losses incurred by the Company prior to its emergence from bankruptcy may not be available to the Company to offset future taxable income due to the change in ownership of the Company precipitated by the merger with Media. The deferred tax asset resulting from the operating loss carryforward described above (approximately $148,500) has been fully reserved as the Company cannot predict future profitable operations which would generate the taxable income necessary for its utilization. The reserve increased by approximately $107,000 during the year ended April 30, 2000.

Note 7.  Commitments

The Company has entered into an operating lease for a motor vehicle that calls for annual rental payments aggregating $5,709. The lease term extends through the year 2003. Minimum annual rental payments under the lease are as follows for the years ended April 30, 2001 through 2003: 2001 - $5,709; 2002 - $5,709: 2003 - $4,282.

Rent expense amounted to $1,428 and $-0- for the years ended April 30, 2000 and 1999, respectively.

Note 8. Foreign Operations

During the year ended April 30, 2000 the Company established marketing and sales operations in London, England. Assets employed at this location consist of equipment valued at $2,656. Sales have not commenced at either of the Company's locations. General and administrative expenses incurred by the London operation amounted to approximately $91,200 during the year ended April 30, 2000.

Note 9. Supplemental Statement of Operations Information.

During the years ended April 30, 2000 and 1999, the Company incurred $312,455 and $121,339 of general and administrative expenses respectively, the components of which are as follows:

                                    2000             1999

Consulting expense                 108,520          99,355
Travel expense                      19,894               -
Professional fees	                   24,379           4,928
Web site expenses                   10,594               -
Office expenses                     59,890               -
Depreciation & amortization          1,561               -
Printing                            21,973          11,000
Outside services                    34,466               -

Telephone expense	                    6,880             240
Other expenses                      24,298           5,816
                                  --------        --------
                                $  312,455       $ 121,339


 (b)    List of Exhibits

         The following exhibits are filed with this report:

        (27) Financial Data Schedule






 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 30, 2000        GLOBAL FOODS ONLINE, INC.

                                 /s/ John Harrison
                                 ------------------------------------
                                 By: John Harrison, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Harrison           Principal Executive Officer   August 30, 2000
-------------------           Principal Financial Officer
                                      Controller/Director

/s/David Gordon            Principal Financial Officer
                             Controller/Director         August 30, 2000
-------------------


