Form 10QSB
period 2000-07-31
GLOBAL FOODS ONLINE INC
filed 2000-10-06
CIK 1090461

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended July 31, 2000

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

            6,780,260 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

                    Global Foods Online, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                          July 31, 2000
                           (Unaudited)

                             ASSETS
Current assets:

  Cash                                                            $    15,169
                                                                  -----------
      Total current assets                                             15,169

Equipment, at cost net of
 accumulated depreciation of $1,561                                     7,025

Deposit                                                                 1,897
                                                                   ----------
Total assets                                                      $    24,091

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $     9,473
  Accrued interest                                                      8,425
                                                                  -----------
      Total current liabilities                                        17,898

Notes payable - shareholders                                          219,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 6,780,260
  shares issued and outstanding                                         6,780
 Additional paid in capital                                           381,918
 (Deficit) accumulated during
  development stage                                                  (601,505)
                                                                   ----------
                                                                     (212,807)
                                                                   ----------
                                                                  $    24,091



        See accompanying notes to financial statements.

                  Global Foods Online, Inc.
                (A Development Stage Company)
                   Statements of Operations
          Three Months Ended July 31, 2000 and 1999
and Period From Inception (February 4, 1997) to July 31, 2000
                         (Unaudited)

                                                                  Three Months                            Period From
                                                                     Ended                                Inception To
                                                                    July 31,            July 31,            July 31,
                                                                      2000                1999                2000

 Operating expenses                                            $    155,044        $     53,301        $    588,838
                                                                -----------         -----------         -----------
 (Loss) from operations                                             155,044              53,301             588,838


 Interest expense                                                     5,475                 -          $      8,425

                                                                -----------         -----------         -----------
Net (loss)                                                     $   (160,519)       $    (53,301)       $   (597,263)


Per share information:
 Basic and diluted (loss) per common share                     $      (0.02)       $      (0.01)       $      (0.23)

 Weighted average shares outstanding                              6,780,260           6,334,010           2,633,144





       See accompanying notes to financial statements.

                         Global Foods Online, Inc.
                       (A Development Stage Company)
                         Statements of Cash Flows
                 Three Months Ended July 31, 2000 and 1999
       and Period From Inception (February 4, 1997) to July 31, 2000
                                (Unaudited)

                                                              Three Months                           Period From
                                                                 Ended                             Inception To
                                                                July 31,           July 31,           July 31,
                                                                  2000               1999               2000

Net income (loss)                                           $   (160,519)      $    (53,301)      $   (597,263)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      780                -                2,341
   Common stock issued for services                                  -               27,038            234,050
   Compensation value of discounted shares                           -                  -                3,500
   Charge off of goodwill                                            -                  -                8,000

  Changes in assets and liabilities:
   (Increase) in other assets                                        -                  -               (1,897)
   (Increase) decrease in officer advance                             -               12,500                -
   Increase in accounts payable and acrued expenses                   475              3,201             13,755
                                                              -----------        -----------        -----------
  Total adjustments                                                 1,255             42,739            259,749
                                                              -----------        -----------        -----------
  Net cash (used in) operating activities                        (159,264)           (10,562)          (337,514)

Investing activities:
   Purchase of equipment                                              -                  -               (9,367)
                                                              ------------       ------------       -----------
Net cash used in investing activities                                 -                  -               (9,367)

Financing activities:
  Sale of common stock for cash                                       -               23,000            141,050
  Proceeds from notes payable                                         -                  -              219,000
  Sale of common stock warrants                                       -                  -                2,000
                                                               -----------        -----------        -----------
Net cash provided by financing activities                             -               23,000            362,050
                                                               -----------        -----------        -----------
Increase (decrease) in cash                                      (159,264)            12,438             24,536
Cash and cash equivalents,
 beginning of period                                              174,433              7,095                -
Cash and cash equivalents,                                    -----------        -----------        -----------
 end of period                                               $     15,169       $     19,533       $     15,169





             See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements
July 31, 2000
(Unaudited)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended April 30, 2000.

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

For the three months ended July 31, 2000, Global pursued no investing activities.

For the three months ended July 31, 1999, Global pursued no investing activities.

For the three months ended July 31, 2000, Global pursued no financing activities.

For the three months ended July 31, 1999, Global sold common stock for cash of $23,000 resulting in net cash provided by financing activities of $23,000.

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

Results of Operations.    For the three months ended July 31, 2000,
Global had no revenues and had an operating loss of (160,519). The operating expense consisted primarily of accounting fees of $350, automobile expenses of $1,160, miscellaneous costs of $3,500, office supplies of $475, operating expenses of $136,862, telephone of $558, travel of $10,821 and other expenses of $1,318.

For the three months ended July 31, 1999, we had no revenue and we had operating expenses of $53,301.

For the three months ended July 31, 1999, Global had operating expenses of $53,301 consisted primarily of accounting fees of $2,073, legal expenses of $2,614, miscellaneous costs of $1,750, office supplies of $401, operating expenses of $25,000, outside services of $10,250, telephone of $671, professional fees of $8,515, travel of $310 and other expenses of $1,717.

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




Date: October 5, 2000                      /s/ John Harrison
                                        ------------------------------
-
                                        By John Harrison, President