Form 10QSB
period 2000-10-31
GLOBAL FOODS ONLINE INC
filed 2000-12-27
CIK 1090461

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended October 31, 2000

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

            6,931,960 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

            Global Foods Online, Inc.
          (A Development Stage Company)
                  Balance Sheet
                 October 31, 2000
                   (Unaudited)

                      ASSETS

Current assets:                                                       2000
  Cash                                                           $   4,305
                                                                  --------
      Total current assets                                           4,305

Equipment, at cost net of
 accumulated depreciation of $3,121                                  6,246

Deposit                                                              1,897
                                                                  --------
Total assets                                                     $  12,448

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  16,844
  Accrued expenses                                                  13,900
                                                                  --------
      Total current liabilities                                     30,744


Notes payable - shareholders                                         5,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 6,931,960 shares
  issued and outstanding                                             8,012
 Additional paid in capital                                        932,086
 (Deficit) accumulated during
  development stage                                               (963,394)
                                                                  --------
                                                                   (23,296)
                                                                  --------
                                                                 $  12,448



See accompanying notes to financial statements.

                 Global Foods Online, Inc.
               (A Development Stage Company)
                 Statements of Operations
Three Months and Six Months Ended October 31, 2000 and 1999
                        (Unaudited)

                                               Three Months     Three Months      Six Months        Six Months       Period From
                                                  Ended            Ended            Ended            Ended          Inception To
                                                October 31,      October 31,      October 31,      October 31,       October 31,
                                                   2000             1999             2000              1999              2000

 Operating expenses                            $   356,414   $    53,300       $   511,458       $   115,437       $   945,252
                                                ----------    ----------        ----------        ----------        ----------
(Loss from operations) and net (loss)             (356,414)      (53,300)         (511,458)         (115,437)         (945,252)

 Interest expense                                    5,475             -            10,950                 -            13,900
                                                 ---------    ----------        ----------        ----------        ----------

Net (loss)                                     $  (361,889)   $  (53,300)      $  (522,408)      $  (115,437)      $  (959,152)

Per share information:
 Basic and diluted (loss) per common share     $     (0.05)   $    (0.01)      $     (0.07)      $     (0.02)      $     (0.30)

 Weighted average shares outstanding             7,459,860     6,700,327         7,120,060         6,482,577         3,229,658





     See accompanying notes to financial statements.

                         Global Foods Online, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                 Six Months Ended October 31, 2000 and 1999
                                (Unaudited)

                                                                  Six Months        Six Months         Period From
                                                                     Ended             Ended           Inception To
                                                                   October 31,       October 31,         October 31,
                                                                      2000              1999               2000

Net income (loss)                                                $  (522,408)      $  (115,437)      $    (959,152)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                        1,560               -                 3,121
   Common stock issued for services                                  264,400               -               498,450
   Compensation value of discounted shares                              -                  -                 3,500
   Charge off of goodwill                                               -                  -                 8,000
  Changes in assets and liabilities:
   (Increase) in other assets                                           -                  -                (1,897)
   Decrease in officer advance                                          -                30,000               -
   Increase in accounts payable and accrued expenses                  13,320              3,201              26,600
                                                                    --------        -----------       -------------

  Total adjustments                                                  279,280             33,201             537,774
                                                                    --------        -----------       -------------
  Net cash provided by (used in)
   operating activities                                             (243,128)           (82,236)           (421,378)

Investing activities:
   Purchase of equipment                                                 -                  -                (9,367)
                                                                    ---------       -----------       -------------
Net cash used in investing activities                                    -                  -                (9,367)


Financing activities:
  Sale of common stock for cash                                        73,000             85,881            214,050
  Proceeds from notes payable                                            -                  -               219,000
  Sale of common stock warrants                                          -                  -                 2,000
                                                                     --------       ------------      -------------
Net cash provided by financing activities                              73,000             85,881            435,050

Increase (decrease) in cash                                          (170,128)             3,645              4,305
Cash and cash equivalents,
 beginning of period                                                  174,433              7,095               -
                                                                     --------        -----------       ------------
Cash and cash equivalents,
 end of period                                                      $   4,305        $    10,740       $      4,305





              See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements
October 31, 2000
(Unaudited)

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

During the three months ended October 31, 2000, the Company sold an aggregate of 166,000 shares of its common for cash proceeds of $73,000. Additionally, the Company converted an aggregate of $214,000 of investor notes payable into 537,000 shares of its common stock and issued 558,800 shares of its common stock to a consultant for services provided to the Company of $264,400. The shares issued for services were valued at $.50 per share, which is considered to be the fair value for the stock based on amounts paid in cash by private investors.

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

For the six months ended October 31, 2000, Global pursued no investing activities.

For the six months ended October 31, 1999, Global pursued no investing activities.

For the six months ended October 31, 2000, Global received proceeds of $73,000 from the sale of common stock for cash resulting in net cash provided by financing activities of $73,000.

For the six months ended October 31, 1999, Global sold common stock for cash of $85,881 resulting in net cash provided by financing activities of $85,881.

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

Results of Operations.    For the six months ended October 31, 2000,
Global had no revenues and had an operating loss of $(522,408).   The
expenses consisting primarily of accounting fees of $8,365, advertising costs of $9,405, automobile expenses of $13,656, legal fees of $13,000, miscellaneous costs of $3,500, office supplies of $504, operating expenses of $170,134, telephone of $1,455, travel of $14,174 and other expenses of $11,265.

For the six months ended October 31, 1999, we had no revenue and we had operating expenses of $115,437.

For the six months ended October 31, 1999, Global had expenses of $115,437 consisting primarily of accounting fees of $7,588, legal expenses of $12,045, miscellaneous costs of $4,837, office supplies of $4,453, operating expenses of $45,305, outside services of $19,552, printing and reproduction of $12,785, telephone of $2,135, travel of $1,905 and other expenses of $4,832.

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




Date: December 20, 2000                      /s/ John Harrison
                                        ------------------------------
-
                                        By John Harrison, President