Form 10QSB
period 2001-01-31
GLOBAL FOODS ONLINE INC
filed 2001-03-20
CIK 1090461

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended January 31, 2001

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

            8,872,060 Shares of Common Stock ($.001 par value)
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

PART I

Item 1. Financial Statements:

            Global Foods Online, Inc.
          (A Development Stage Company)
                  Balance Sheet
                 January 31, 2001
                   (Unaudited)

                      ASSETS

Current assets:                                                        2001
  Cash                                                           $       123
                                                                  ----------
      Total current assets                                               123

Equipment, at cost net of
 accumulated depreciation of $3,121                                    5,856

Deposit                                                                1,897
                                                                   ---------
Total assets                                                     $     7,876

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    19,341
  Accrued expenses                                                    13,900
                                                                   ---------
      Total current liabilities                                       33,241


Notes payable - shareholders                                           5,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 8,872,060 shares
  issued and outstanding                                               8,872
 Additional paid in capital                                        1,361,226
 (Deficit) accumulated during
  development stage                                               (1,400,463)
                                                                  ----------
                                                                     (30,365)
                                                                  ----------
                                                                 $     7,876



See accompanying notes to financial statements.

                 Global Foods Online, Inc.
               (A Development Stage Company)
                 Statements of Operations
Three Months and Nine Months Ended January 31, 2001 and 2000
                        (Unaudited)

                                              Three Months     Three Months      Nine Months      Nine Months       Period From
                                                  Ended            Ended            Ended            Ended          Inception To
                                               January 31,      January 31,      January 31,      January 31,       January 31,
                                                  2001             2000             2001             2000              2001
 Operating expenses                          $   437,069      $    15,278      $   948,527      $   130,715       $ 1,382,321
                                              ----------       ----------       ----------       ----------        ----------
(Loss from operations) and net (loss)           (437,069)         (15,278)        (948,527)        (130,715)       (1,382,321)

 Interest expense                                      -                -             10,950              -              13,900
                                              ----------       ----------       ----------       ----------        ----------
Net (loss)                                   $  (437,069)     $   (15,278)     $  (959,477)     $  (130,715)      $(1,396,221)

Per share information:
 Basic and diluted (loss) per common share   $     (0.05)     $     (0.00)     $     (0.12)     $     (0.02)      $     (0.39)

 Weighted average shares outstanding           8,855,393        7,050,293        7,698,504        6,763,982         3,604,707





     See accompanying notes to financial statements.

                         Global Foods Online, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                Nine Months Ended January 31, 2001 and 2000
                                (Unaudited)

                                                                               Nine Months       Nine Months         Period From
                                                                                  Ended             Ended           Inception To
                                                                               January 31,       January 31,         January 31,
                                                                                   2001              2000               2001

Net income (loss)                                                            $  (959,477)      $  (130,715)      $  (1,396,221)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                                    1,950               -                 3,511
   Common stock issued for services                                              689,400               -               923,450
   Compensation value of discounted shares                                           -                                   3,500
   Charge off of goodwill                                                            -                 -                 8,000
  Changes in assets and liabilities:                                                                   -
   (Increase) in other assets                                                        -                 -                (1,897)
   Decrease in officer advance                                                       -              30,000                 -
   Increase in accounts payable and accrued expenses                              15,817             4,939              29,097

                                                                              ----------          --------          ----------
  Total adjustments                                                              707,167            34,939             965,661
                                                                              ----------          --------          ----------
  Net cash provided by (used in)
   operating activities                                                         (252,310)          (95,776)           (430,560)

Investing activities:
   Purchase of equipment                                                             -              (3,187)             (9,367)
                                                                              -----------         --------           ---------
Net cash used in investing activities                                                -              (3,187)             (9,367)
                                                                              -----------         --------           ---------

Financing activities:
  Sale of common stock for cash                                                   78,000           115,381             219,050
  Proceeds from notes payable                                                        -                 -               219,000
  Sale of common stock warrants                                                      -                 -                 2,000
                                                                              ----------          --------           ---------
Net cash provided by financing activities                                         78,000           115,381             440,050

Increase (decrease) in cash                                                     (174,310)           16,418                 123
Cash and cash equivalents,
 beginning of period                                                             174,433             7,095                 -
                                                                              ----------          --------           ---------
Cash and cash equivalents,
 end of period                                                               $       123       $    23,513       $         123





              See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements
January 31, 2001
(Unaudited)

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

During the nine months ended January 31, 2001, the Company sold an aggregate of 176,000 shares of its common for cash proceeds of $78,000. Additionally, the Company converted an aggregate of $214,000 of investor notes payable into 537,000 shares of its common stock and issued 1,378,800 shares of its common stock to a consultants for services provided to the Company of $689,400. The shares issued for services were valued at $.50 per share, which is considered to be the fair value for the stock based on amounts paid in cash by private investors.

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

For the nine months ended January 31, 2001, Global pursued no investing activities.

For the nine months ended January 31, 2000, Global purchased office equipment of $3,187 resulting in net cash provided by investing activities.

For the nine months ended January 31, 2001, Global sold common stock for cash of $78,000 resulting in net cash provided by financing activities of $78,000.

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

Results of Operations.

For the nine months ended January 31, 2001, we had no revenue and we
had operating expenses of $948,527.   The operating expense consisted
primarily of accounting fees of $8,365, legal fees of $13,000, miscellaneous costs of $3,500, office supplies of $504, operating expenses of $178,064, travel of $12,247, advertising of $10,073, automobile expenses of $16,103, consulting of $689,400 and other
expenses of $17,271.   The consulting fees of $689,400 was paid in
common stock.

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




Date: March 20, 2000                      /s/ John Harrison
                                      -------------------------------
                                        By John Harrison, President