Form 10KSB
period 2001-04-30
GLOBAL FOODS ONLINE INC
filed 2001-08-14
CIK 1090461

FORM 10-KSB
           SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549
[X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 4/30/01
                       OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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

The Company's revenues for its most recent fiscal year were $0.00. As of April 30, 2001 the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's
only class of common stock, as of April 30, 2001
was 198,460 shares of its $.001 par value common
stock. Check whether the Issuer has filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after
the distribution of securities under a plan
confirmed by a court.
Yes  __x__    No _____

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

Competition.   Although Global does not know of
any food and beverage directory geared to the
United States market which promotes foreign food
and beverage makers, there is significant
competition in the food and beverage promotion
industry.   Global competes with established
companies and other entities, many of which
possess substantially greater resources than
Global.   Almost all of the companies with which

Global competes are substantially larger, have
more substantial histories, backgrounds,
experience and records of successful operations,
greater financial, technical, marketing and other
resources, more employees and more extensive
facilities than Global now has, or will have in
the foreseeable future.   It is also likely that
other competitors will emerge in the near future.
We cannot be assured that we will compete successfully with other established companies.
Global shall compete on the basis of price and quality. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended April 30, 2001, no matters were submitted to a vote of Global's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Market Information

The common shares of Global are currently listed
on the National Association of Securities Dealers
Over The Counter Bulletin Board under the stock
symbol GFDO.   Trading commenced in the third
quarter of 2000.   There has been little
significant trading of Global' common stock and there can be no assurance that a long term active public market for the common stock will develop or be sustained.

The following table sets forth the range of high and low prices for the periods indicated:

Quarter Ended           High          Low

October 31, 2000        .56            .35
January 31, 2001        .09            .07
April 30, 2001          .08            .03

Holders

As of May 31, 2001, there were approximately 273 shareholders. Global has no knowledge of any matter since that date that would effect any change to that total.

Dividends

Global is a development stage company and, since our inception, has not generated any material sales. As a result, it is not in a position to declare any dividends, nor does it intend to declare any dividends in the near future.

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

For the year ended April 30, 2001, Global pursued no investing activities.

For the year ended April 30, 2000, Global purchased office equipment of $9,367 resulting in net cash provided by investing activities of $9,367.

For the year ended April 30, 2001, Global sold common stock for cash of $161,100 and had repayment of notes payable of $2,000 resulting in net cash provided by financing activities of $159,100.

For the year ended April 30, 2000, Global sold common stock for cash of $95,000 and proceeds from notes payable of $219,000 resulting in net cash provided by financing activities of $314,000.

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

Results of Operations.

For the year ended April 30, 2001, we had no
revenue and we had operating expenses of
$1,055,605.   The operating expense consisted
primarily of consulting expense of $795,710,
advertising and promotional of $35,126, travel
expense of $23,152, professional fees of $31,365,
office expenses of $23, 991, depreciation and
amortization of $3,122, printing of $70,513,
telephone expense of $2,338, stockholder expenses
of $10,170 and other expenses of $60,118.   The
consulting fees of $795,710 was paid in common stock.

For the year ended April 30, 2000, Global had no revenues and had an operating loss of (312,455).
The operating expense consisted primarily of consulting expense of $108,520, travel expense of $19,984, professional fees of $24,379, web site expenses of $10,594, office expenses of $59,890, depreciation and amortization of $1,561, printing of $21,973, outside services of $34,466, telephone expense of $6,880 and other expenses of $24,298.

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

ITEM 10.   EXECUTIVE COMPENSATION

To date, Global has not paid any remuneration to its officer other than Phillip Fox, prior officer who received 290,000 common shares for services rendered.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

There are currently 8,872,060 common shares outstanding. The following tabulates holdings of shares of Global by each person who, subject to the above, at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Global individually and as a group.

Number & Class            Prior to
Name and Address        of shares(1)              Percentage(2)
John Harrison
70 Alder Lodge
Stevenage Road
London SW6 6NR England     1,950,000               21.98%

David Gordon
520 North Kings Road
Suite 214
Los Angeles, CA 90048      1,950,000               21.98%

All Officers and Directors
as a Group (2 persons)      3,900,000              43.96%

Timothy Miles
10 Office Park Road, Suite 222
Hilton Head Island, SC 29928  502,865               5.67%

Persia Consulting Group, Inc.
One World Trade Center
Suite 8735
New York, NY 10025            500,000               5.64%

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

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Global Foods Online, Inc.
(a Development Stage Company)

We have audited the balance sheet of Global Foods
Online, Inc. as of April 30, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception (February 4, 1997)to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Global Foods
Online, Inc. as of April 30, 2001, and the results of its operations and cash flows each of the years in the two year period then ended and for the period from inception (February 4, 1997) to April 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a deficit of working capital at April 30, 2001, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

James E. Scheifley & Associates, P.C.
Certified Public Accountants
Denver, Colorado
August 9, 2001

                 Global Foods Online, Inc.
               (A Development Stage Company)
                       Balance Sheet
                      April 30, 2001

                          ASSETS

Current assets:                                                  2001
  Cash                                                      $      370
                                                            ----------
      Total current assets                                         370

Equipment, at cost net of
 accumulated depreciation of $4,683                              4,684

Deposit                                                            500
                                                            ----------
Total assets                                                $    5,554

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   42,497
  Accrued interest                                              11,350
                                                            ----------
      Total current liabilities                                 53,847

Notes payable - shareholders                                     3,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 8,893,093
  shares issued and outstanding                                  8,893
 Additional paid in capital                                  1,428,205
 Common stock Subscriptions                                     16,600
 (Deficit) accumulated during
  development stage                                         (1,504,991)
                                                            ----------
                                                               (51,293)
                                                            ----------
                                                            $    5,554


     See accompanying notes to financial statements.

                  Global Foods Online, Inc.
                (A Development Stage Company)
                   Statements of Operations
             Years Ended April 30, 2001 and 2000
and Period From Inception (February 4, 1997) to April 30, 2001

                                           Year              Year        Period From
                                           Ended             Ended       Inception To
                                          April 30,         April 30,      April 30,
                                           2001              2000           2001

 Operating expenses                    $ 1,055,605       $   312,455      $ 1,489,399
                                        -----------       -----------      -----------
 (Loss from operations)                  1,055,605           312,455        1,489,399

 Interest expense                            8,400             2,950           11,350
                                        -----------       -----------      -----------

Net (loss)                             $(1,064,005)      $  (315,405)     $(1,500,749)


Per share information:
 Basic and diluted (loss)
   per common share                    $     (0.13)      $     (0.05)     $     (0.38)

 Weighted average shares outstanding     8,021,249         6,628,702        3,940,213




       See accompanying notes to financial statements.

           Global Foods Online, Inc.
         (A Development Stage Company)
  Statement of Changes in Stockholders' Equity
   For the Period From Inception (February 4, 1997)
              to April 30, 2001

                                                                  Deficit
                                    Additional                   Accumulated
                  Common Stock        Paid-in    Common Stock  During Develop-
ACTIVITY        Shares     Amount     Capital    Subscriptions    ment Stage    Total
Post bankruptcy shares
 Outstanding on
 February 4, 1997 98,160   $    98    $     -          $     -     $(4,242)   $(4,144)
                ---------  --------    -------          -------     -------   --------
Balance April 30,
 1997 through
 April 30, 1998     98,160       98          -                -     (4,242)    (4,144)

Common stock sold for
 cash in February 1999
 @ $.002 per share
                  525,000       525        525                                  1,050

Shares issued to
 complete merger during
 March 1999 @ $.002 per share
                4,000,000     4,000      4,000                                  8,000

Common stock sold for
 cash in April 1999 @
 $.10 per share   450,000       450     44,550                                 45,000

Common issued for services
 In April 1999 @ $.10 per
 share          1,000,000     1,000     99,000                                100,000

Sale of common stock warrants
 In February 1999 @ $.001 per
 warrant                -         -      2,000                                  2,000

Net (loss) for the year
 ended April 30, 1999
                        -         -          -                -     (121,339)(121,339)
                ---------  --------  ---------        ---------     -------- --------
Balance, April 30, 1999
                6,073,160     6,073    150,075                -     (125,581)  30,567

Common stock sold for cash in
  June 1999 @ $.10 per share
                  265,000       265     22,735                                 23,000
   Compensation value
    of discount shares                                   3,500                  3,500




  August 1999 @
   $.50 per share  68,000        68     33,932                                 34,000
  September 1999 @
   $.50 per share  50,000        50     24,950                                 25,000
  October 1999 @
   $.10 per share  15,000        15      1,485                                  1,500
  November 1999 @
   $.50 per share   6,000         6      2,994                                 3,000
  December 1999 @
   $.50 per share  15,000        15      7,485                                 7,500
  January 2000 @
   $.50 per share   2,000         2        998                                 1,000

Common issued for
 services in June 1999
 @ $.10 per share  22,500        22      2,228                                 2,250
  August 1999 @
   $.50 per share 200,000       200     99,800                               100,000
  September 1999 @
   $.50 per share  50,000        50     24,950                                25,000
  December 1999 @
   $.50 per share  13,600        14      6,786                                 6,800

Net (loss) for the year
 ended April 30, 2000   -         -          -                -    (315,405)(315,405)
                ---------  --------   --------         --------   --------- --------
Balance, April 30, 2000
                6,780,260     6,780    381,918                -    (440,986) (52,288)

Common stock sold for cash:
  July 2000 @ $.50 per share
                   50,000        50     24,950                                25,000
  August 2000 @
   $.50 per share 150,000       150     74,850                                75,000

   less costs of offering
                                                                   (10,000)
  September 2000 @ $.50 per share
                  109,000       109      54,391                               54,500

Common stock subscriptions sold for cash:
  October 2000 @
   $.50 per share       -         -           -           8,000                8,000
  November 2000 @
   $.50 per share       -         -           -           5,000                5,000
  February 2001 @
   $.50 per share       -         -           -           3,600                3,600

Common issued for
  services in October
 2000 @ $.50 per share
                  528,800       529      263,871                             264,400
  November 2000 @
  $.50 per share  851,000       851      424,649                             425,500


Notes converted into
 common stock in
 September 2000   424,033       424      213,576                             214,000

Net (loss) for the year
 ended April 30, 2001
                        -         -            -               -(1,064,005)(1,064,005)
                ---------  --------    ---------       --------- --------- ----------
Balance, April 30, 2001
                8,893,093  $  8,893   $1,428,205       $  16,600$(1,504,991) $(51,293)

       See accompanying notes to financial statements.

        Global Foods Online, Inc.
     (A Development Stage Company)
         Statements of Cash Flows
  Years Ended April 30, 2001 and 2000
       and Period From Inception
 (February 4, 1997) to April 30, 2001

                                           Year             Year         Period From
                                           Ended            Ended         Inception To
                                         April 30         April 30         April 30
                                           2001             2000             2001

Net income (loss)                      $(1,064,005)     $ (315,405)     $(1,500,749)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                              3,122            1,561            4,683
   Common stock issued for services        689,900          134,050          923,950
   Compensation value of discounted shares       -            3,500            3,500
   Charge off of goodwill                        -              -              8,000

  Changes in assets and liabilities
   (Increase) in other assets                1,397           (1,897)            (500)
   (Increase) decrease in officer advance        -           30,000                -
   Increase in accounts payable
    and accrued expenses                    36,423           10,896           49,703
                                        ----------       ----------       ----------
  Total adjustments                        730,842          178,110          989,336

  Net cash (used in) operating activities (333,163)        (137,295)        (511,413)

Investing activities:
   Purchase of equipment                         -           (9,367)          (9,367)
                                        ----------       ----------       ----------
Net cash used in investing activities            -           (9,367)          (9,367)

Financing activities:
  Sale of stock and subscriptions for cash 161,100           95,000          302,150
  Proceeds from notes payable                    -          219,000          219,000
  Repayment of notes payable                (2,000)               -           (2,000)
  Sale of common stock warrants                  -                -            2,000
                                        ----------       ----------        ---------
Net cash provided by financing activities  159,100          314,000          521,150
                                        ----------       ----------        ---------
Increase (decrease) in cash               (174,063)         176,705            9,737
Cash and cash equivalents,
 beginning of period                       174,433            7,095                -
                                        ----------       ----------        --------
Cash and cash equivalents,
 end of period                          $      370       $  174,433        $     370


      See accompanying notes to financial statements.

             Global Foods Online, Inc.
             (A Development Stage Company)
               Statements of Cash Flows
          Years Ended April 30, 2001 and 2000
     and Period From Inception (February 4, 1997)
                     to April 30, 2001

                                              Year            Year        Period From
                                              Ended          Ended        Inception To
                                            April 30        April 30        April 30
                                               2001           2000            2001
Supplemental cash flow information:
   Cash paid for interest                   $      -        $      -        $      -
   Cash paid for income taxes               $      -        $      -        $      -





   See accompanying notes to financial statements.

Global Foods Online, Inc.
Notes to Financial Statements
April 30, 2001

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

     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years.
At April 30, 2001 the Company has computer equipment and related software valued at $9,367 and has recorded depreciation amounting to $4,683 thereon.

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

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance
Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

 Foreign Currency Translation
The financial statements are presented in United
States dollars.  The Company has significant
United Kingdom operations, however United States dollars are considered its functional currency.

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-monetary assets and liabilities at historical rates. Revenues and expenses are translated at appropriate transaction date rates. Net gains or losses arising on translation are reflected a separate component of stockholders' equity.

     Stock-based Compensation
The Company adopted Statement of Financial
Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation paid by the Company during the period ended April 30, 2001 is disclosed in Note
4.

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

In March 1998, the American Institute of Certified
Public Accountants issued Statement of Position
98-1, Accounting for the Costs of Computer
Software Developed or Obtained for Internaal Use
("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

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

Note 4.  Notes payable - shareholders

During the period from January through April
2000, the Company sold short-term notes to certain of its shareholders. The notes are due after six months and include interest at 10% per annum. The Company received gross proceeds from the notes amounting to $219,000 through April 30, 2000. During the year ended April 30, 2001,
$214,000 of the notes was converted into common stock at $.50 per share and $2,000 of the notes was repaid in cash. The balance of the notes amounted to $3,000 at April 30, 2001.


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

During February 1999, warrants to purchase an aggregate of 2,000,000 shares of restricted common stock at an exercise price of $.50 per share were authorized by the Company's Board of Directors. The warrants are exercisable for a period of three years. During February 1999, the Company sold the warrants for gross proceeds of $2,000. There was no compensation effect associated with the sale of the warrants. None of the warrants have been exercised.

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

During the year ended April 2001 the Company sold an aggregate of 309,000 shares of its common stock at $.50 per share. Additionally, the Company received proceeds of $16,600 for shares subscribed but not yet issued.

During the years ended April 30, 2001 and 2000 the Company issued an aggregate of 1,379,800 and 286,100 shares, respectively, of its common stock for financial advisory services and management services provided to the Company by independent consultants. The fair value of the shares issued for the services amounted to $.50 per share and such value is consistent with the cash amount paid by the Company's investors during the comparable period.

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

The Company currently has net operating loss carryforwards aggregating approximately $672,000 that expire $126,000 in 2019, $172,000 in 2020
and $374,000 in 2021. Operating losses incurred by the Company prior to its emergence from bankruptcy may not be available to the Company to offset future taxable income due to the change in ownership of the Company precipitated by the merger with Media. Additionally, the value of shares issued for services to consultants may not be fully deductible by the Company. The deferred tax asset resulting from the operating loss carryforward described above (approximately
$228,000) has been fully reserved as the Company cannot predict future profitable operations which would generate the taxable income necessary for its utilization. The reserve increased by approximately $127,000 during the year ended
April 30, 2001.

Note 7.  Commitments

The Company has entered into an operating lease for a motor vehicle that calls for annual rental payments aggregating $5,709. The lease term extends through the year 2003. Minimum annual rental payments under the lease are as follows for the years ended April 30, 2002 through 2003:
2002 - $5,709: 2003 - $4,282.

Rent expense amounted to $5,709 and $1,428 for the years ended April 30, 2001 and 2000, respectively.

Note 8. Foreign Operations

During the year ended April 30, 2000 the Company established marketing and sales operations in London, England. Assets employed at this location consist of equipment valued at $2,656.
Sales have not commenced at either of the Company's locations. General and administrative expenses incurred by the London operation amounted to approximately $201,900 and $91,200 during the years ended April 30, 2001 and 2000, respectively.

Note 9. Supplemental Statement of Operations
Information.

During the years ended April 30, 2000 and 1999, the Company incurred $1,055,605 and $312,455 of general and administrative expenses respectively, the components of which are as follows:

                             2000          2001

Consulting expense	   108,520      795,710
Advertising & promotional        -       35,126
Travel expense              19,894       23,152
Professional fees	          24,379       31,365
Web site expenses           10,594            -
Office expenses             59,890       23,991
Depreciation & amortization  1,561        3,122
Printing                    21,973       70,513
Outside services            34,466            -
Telephone expense            6,880        2,338
Stockholder expenses             -       10,170
Other expenses              24,298       60,118
                          --------     --------
                         $ 312,455   $1,055,605

Note 10. Basis of Presentation

The accompanying financial statements have been prepared on a "going concern" basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

The Company has incurred operating losses during the years ended April 30, 2001 and 2000 aggregating $1,064,005 and $315,405, respectively and the Company has a working capital deficit of $53,477 at April 30, 2001. There can be no assurance that profitable operations will be attained, as the Company's planned business operations have not commenced.

Profitable operations are dependent upon, among other factors, the Company's ability to obtain equity or debt financing, the ability of management to restructure its liabilities either by repayment at less than face value or by conversion to equity and the Company's ability begin its planned business operation on a profitable basis. At present the Company is negotiating an equity based line of credit which calls for gross proceeds to the Company of up to $3,000,000.


 (b)    List of Exhibits

         The following exhibits are filed with
this report:

 (B)    REPORTS ON FORM 8-K
          None

              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 14, 2001

 GLOBAL FOODS ONLINE, INC.

/s/ John Harrison
------------------------------------
By: John Harrison, President

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Harrison           Principal Executive Officer   August 14, 2001
-------------------           Principal Financial Officer
                                      Controller/Director

/s/David Gordon            Principal Financial Officer
                             Controller/Director         August 14, 2001
-------------------