Form 10QSB
period 2001-07-31
GLOBAL FOODS ONLINE INC
filed 2001-09-19
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the period ended July 31, 2001

                        Commission file number 333-83231

                            GLOBAL FOODS ONLINE, INC.
             (Exact Name of Registrant as specified in its character)

                NEVADA                                     95-4741485
      (State of Incorporation)                          (IRS Employer
                                                   Identification Number)

520 North Kings Road Suite 214,Los Angeles CA                    90048
   (Address of Principal Executive Offices)                    (Zip Code)

                           Telephone: 323-852-9877
           (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No   .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,607,342 shares of Common Stock ($.001 par value) as of September 18, 2001.

Transitional small business disclosure format:  Yes     No  X

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET:
         JULY 31, 2001 AND APRIL 30, 2001

         CONSOLIDATED STATEMENTS OF LOSSES:
         THREE MONTHS ENDED JULY 30,2001 AND 2000

         FEBRUARY 4, 1997 (DATE OF INCEPTION) THROUGH
         JULY 31, 2001

         CONSOLIDATED STATEMENTS OF CASH FLOWS:
         THREE MONTHS ENDED JULY 31, 2001 AND 2000

         FEBRUARY 4, 1997 (DATE OF INCEPTION) THROUGH
         JULY 31, 2001

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         GLOBAL FOODS ONLINE, INC
                       (A Development Stage Company)
                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                             (Unaudited)
                                             July 31 2001     April 30 2001
Current assets:
Cash and equivalents                         $       505      $         370
Accounts Receivable                               28,929                  -
Total current assets                              29,434                370

Property & Equipment - at cost
Equipment, at cost net of accumulated
depreciation                                       3,904              4,684
Deposit                                              500                500
Total Assets                                      33,838              5,554

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                             $    57,063      $      42,497
Accrued interest                                  11,425             11,350
Total Current Liabilities                         68,488             53,847

Notes Payable - shareholders                       3,000              3,000

Deficiency in Stockholders' equity:

Common stock, par value $.001 per share;
75,000,000 shares authorized; 10,607,342
and 8,893,093 shares issued and outstanding
at July 31, 2001 and April 30, 2001
respectively                                     10,607               8,893
Additional paid-in-capital                    1,477,920           1,428,205
Common stock subscriptions                       16,600              16,600
Deficit accumulated during development stage (1,542,777)         (1,504,991)
Deficiency in stockholders' equity              (37,650)            (51,293)
                                                 33,838               5,554

See accompanying footnotes to the unaudited consolidated financial statements

                             GLOBAL FOODS ONLINE, INC
                            (Development Stage Company)
                          CONSOLIDATED STATEMENTS OF LOSSES
                 Three months ended July 31, and the period from
               inception (February 4, 1997) through July 31, 2001
                                      (unaudited)

                                         Three months        From the Period
                                         ended July 31        of inception
                                        2001        2000     (February 4 1997)
                                                                  through
                                                              July 31 2001

Revenues                               $       -   $       -  $          -

Operating expenses:
General and administrative                36,931     154,264     1,521,647
Depreciation                                 780         780         5,463
Total expenses                            37,711     155,044     1,527,110
(Loss) from operations                   (37,711)   (155,044)   (1,527,110)
Interest expense                             (75)     (5,475)      (11,425)
Loss before income taxes                 (37,786)   (160,519)   (1,538,535)
Income (taxes) benefit                         -           -             -
Net (Loss)                               (37,786)   (160,519)   (1,538,535)

Per share information:
Basic and diluted (loss) per common
Share                                      (0.00)      (0.02)        (0.30)

Weighted average shares outstanding
Basic and diluted                     10,042,205   6,780,260     5,188,214

See accompanying footnotes to the unaudited consolidated financial statements

                            GLOBAL FOODS ONLINE, INC
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                         Three months        From the Period
                                         ended July 31        of inception
                                        2001        2000     (February 4 1997)
                                                                  through
                                                              July 31 2001

Cash flows from operating activities:
Net income from operating activities   $ (37,786)   $(160,519) $(1,538,535)
Adjustments to reconcile net income
to net cash:
Depreciation                                 780          780        5,463
Common stock issued in exchange for
services rendered                         51,429                   975,379
Compensated value of discounted shares                               3,500
Charge off of Goodwill                                               8,000
Change in assets and liabilities:
(Increase) in other assets                                            (500)
(Increase) in accounts receivable        (28,929)                  (28,929)
(Increase) decrease in officer advance         -                         -
(Increase) in accounts payable and
accrued expenses                          14,641          475       64,344
 Net cash provided by (used in)
operating activities                         135     (159,264)    (511,278)

Cash flows used in investing activities:
Purchase of equipment                          -            -       (9,367)
Net cash used in investing activities          -            -       (9,367)

Cash flows (used in)/provided by
financing activities:
Sale of common stock for cash                  -            -      302,150
Proceeds from notes payable                    -            -      219,000
Repayment of notes payable                                          (2,000)
Sale of common stock warrants                  -            -        2,000
Net cash provided by financing
Activities                                     -            -      521,150

Net increase (decrease) in cash and
cash equivalents                             135     (159,264)         505

Cash and cash equivalents at April 30        370      174,433            -

Cash and cash equivalents at July 31         505       15,169          505

Supplemental Disclosures of Cash
Flow Information
Cash paid during the period for interest       -            -            -
Income taxes paid                              -            -            -
Common stock issued for services          51,429                   975,379
Common stock issued in exchange for
notes payable                                                      214,000

See accompanying footnotes to the unaudited consolidated financial statements

                           Global Foods Online, Inc.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all of the information necessary for a fair presentation of financial position, results of operations and cash flow in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

ITEM 2.  PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.

Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock".

The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Global Foods Online, Inc. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Overview

Results of Operations

The Company is in the development stage and through the fiscal year ended April 2001, the Company sought to develop a publication to be marketed to food and beverage manufacturers. The Company has ceased its efforts to develop this business segment and is currently seeking acquisition and merger candidates. The risks specifically discussed are not the only factors that could affect future performance and results. In addition, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services and the sale of its common stock. The Company's management enters into equity compensation agreements with non-employees if it is in the best interests of the Company under terms and conditions consistent with the requirements of and in accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through July 31, 2001, we have not generated any revenues. We have incurred losses of $ 1,538,535 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, administrative costs, and professional services.

Liquidity and Capital Resources

As of July 31, 2001, we had a working capital deficit of $ 39,054 as compared to $53,477 at April 30, 2001, an increase of $14,423. The increase is due primarily to an increase in accounts receivable. As a result of our operating losses from our inception through July 31, 2001, we generated a cash flow deficit of $511,278 from operating activities. Cash flows used in investing activities was $ 9,367 during the period February 4, 1997 through June 31, 2001. We met our cash requirements during this period through the private placement of $ 302,150 of common stock and $ 219,000 from the issuance of notes payable.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required. We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditors report on the Company's April 30, 2001 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant of equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

From our inception through the period ended July 31, 2001, we have relied on the services of outside consultants for services and had no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate hiring any employees during the next 12 months.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2 - Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K filed during the three months ended July 31, 2001.

None

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Global Foods Online, Inc.


Date:  September 15, 2001                        By: /s/ John Harrison
                                                 John Harrison, President