Form 10QSB
period 2001-10-31
GLOBAL FOODS ONLINE INC
filed 2001-12-14
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       For the period ended October 31, 2001

                          Commission file number 333-83231

                             GLOBAL FOODS ONLINE, INC.
            (Exact Name of Registrant as specified in its character)

                  NEVADA                              95-4741485
        (State of Incorporation)           (IRS Employer Identification Number)

          520 North Kings Road Suite 214 Los Angeles CA          90048
             (Address of Principal Executive Offices)          (Zip Code)

                             Telephone: 323-852-9877
            (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes x No.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
20,561,003 shares of Common Stock ($.001 par value) as of December
11, 2001.

     Transitional small business disclosure format:  Yes     No  x

                         Global Foods Online, Inc.
                       (A Development Stage Company)
                    Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ended October 31,2001

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              OCTOBER 31, 2001 AND APRIL 30, 2001

              CONDENSED CONSOLIDATED STATEMENT OF LOSSES:
              THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31,
              2001 AND 2000 AND THE PERIOD FROM FEBRUARY 4, 1997
              (DATE OF INCEPTION) TO OCTOBER 31, 2001

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000 AND THE PERIOD FROM FEBRUARY 4, 1997 (DATE OF INCEPTION) TO OCTOBER 31, 2001

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
              OCTOBER 31, 2001

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            GLOBAL FOODS ONLINE, INC
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                Unaudited
                                                October 31         April 30
                                                   2001               2001

Current assets:
  Cash and equivalents                          $      421         $     370
  Notes Receivable                                  10,250                 -
   Total current assets                             10,671               370

Property & Equipment - at cost
 Equipment, at cost net of accumulated
  depreciation                                       3,123             4,684
 Deposit                                               500               500
Total Assets                                    $   14,294         $   5,554

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                               $  163,400         $  42,497
 Accrued interest                                   11,500            11,350
  Total Current Liabilities                        174,920            53,847

Notes Payable - shareholders                         3,000             3,000

Deficiency in Stockholders' equity:

Common stock, par value $.001 per share;
75,000,000 shares authorized; 10,607,342
and 8,893,093 shares issued and
outstanding at July 31, 2001 and April
30, 2001 respectively                              10,607              8,893
 Additional paid-in-capital                     1,477,921          1,428,205
 Common stock subscriptions                        16,600             16,600
 Deficit accumulated during
  development stage                            (1,668,753)        (1,504,991)
   Deficiency in stockholders' equity            (163,626)           (51,293)
                                                   14,294              5,554

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                            GLOBAL FOODS ONLINE, INC
                           (Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)


                                                                               From the period of
                                                                                     Inception
                         Three Months Ended          Six Months Ended          (February 4, 1997)
                            October 31                  October 31               thru October 31
                         2001          2000          2001        2000                  2001
Revenues                $         -   $         -    $      -   $        -         $         -

Operating Expenses:
General & Administrative    125,120       355,633     162,051      509,898           1,646,766
Depreciation                    781           781       1,562        1,560               6,246
Total Expenses              125,901       356,414     163,613      511,458           1,653,012

(Loss) from Operations     (125,901)     (356,414)   (163,613)    (511,458)         (1,653,012)

Interest Expense                 75         5,475         150       10,950              11,500
(Loss)Before Income Tax    (125,976)     (361,889)   (163,763)    (522,408)         (1,664,512)

Income (Taxes) Benefit            -             -           -            -                   -
Net (Loss)              $  (125,976)   $ (361,889)   $(163,763)   $(522,408)       $(1,664,512)

Loss per Common Share
(Basic and Assuming
Dilution)               $     (0.01)   $    (0.05)   $   (0.02)   $   (0.07)       $     (0.32)

Weighted Average
Common Shares
Outstanding              10,042,205     7,459,860    10,042,205   7,120,060          5,188,214


            See accompanying footnotes to the unaudited condensed consolidated financial statements

                                 GLOBAL FOODS ONLINE, INC
                              (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                           From the period of
                                                                Inception
                                                           (February 4 1997)
                                     Six Months Ended            through
                                       October 31               October 31
                                     2001         2000              2001

Cash flows from operating
activities:
 Net income from operating
  Activities                        $(163,763)   $(522,408)    $(1,664,512)
 Adjustments to reconcile
 net income to net cash:
  Depreciation                          1,562        1,560           6,245
  Common stock issued in
  exchange for services rendered       51,429      264,400         975,379
  Compensated value of
  discounted shares                         -            -           3,500
  Charge off of Goodwill                    -            -           8,000
Change in assets and liabilities:
 (Increase)/Decease in Other Assets   (10,250)           -         (10,750)
 (Increase)/Decrease in Officer
  Advance                                   -                            -
 (Increase)/Decrease in Accounts
  Receivable                                -            -               -
  Increase/(Decrease) in Accounts
   Payable and Accrued Expenses       121,073       13,320         170,776
Total Adjustments                     163,814      279,280       1,153,150

Net Cash Provided/(Used)
 by Operating Activities                   51     (243,128)       (511,362)

Cash flows used in investing
activities:
 Purchase of equipment                      -            -          (9,367)
 Net cash used in investing
  activities                                -            -          (9,367)

Cash flows (used in)/provided
by financing activities:
 Sale of common stock for cash              -       73,000         302,150
 Proceeds from notes payable                -            -         219,000
 Repayment of notes payable                 -            -          (2,000)
 Sale of common stock warrants              -            -           2,000
Net cash provided by financing
activities                                  -       73,000         521,150

Net increase (decrease) in cash
and cash equivalents                       51     (170,128)            421

Cash and cash equivalents at
April 30                                  370      174,433               -

Cash and cash equivalents at
July 31                                   421        4,305             421

Supplemental Disclosures of
Cash Flow Information
Cash paid during the period for
Interest                                    -            -               -
Income taxes paid                           -            -               -
Common stock issued for
services                               51,429      264,400         975,379
Common stock issued in exchange
for notes payable                           -            -         219,000

       See accompanying footnotes to the unaudited condensed consolidated financial statements

                            Global Foods Online, Inc.
                          (A Development Stage Company)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               October 31, 2001
                                  (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all of the information necessary for a fair presentation of financial position, results of operations and cash flow in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

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

Overview

Results of Operations

The Company is in the development stage and through the fiscal year ended April 2001, the Company sought to develop a publication to be marketed to food and beverage manufacturers. The Company has ceased its efforts to develop this business segment and is currently seeking acquisition and merger candidates. The risks specifically discussed are not the only factors that could affect future performance and results. In addition, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements.

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

Revenues

There have been no operating revenues generated from operations since inception.

Costs and Expenses

From inception through October 31, 2001, no revenues have been generated. The Company has incurred losses of $ 1,664,512 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, administrative costs, and professional services.

Liquidity and Capital Resources

As of October 31, 2001, there was a working capital deficit of $164,249 as compared to $53,477 at April 30, 2001, an increase in working capital deficit of $110,772. The increase is due primarily to an increase in accounts payable and accrued expenses. As a result of operations from inception through October 31, 2001, cash flow of $51 was generated from operating activities. Cash flows used in investing activities was $ 9,367 during the period February 4, 1997 through October 31, 2001.

While capital was raised to meet working capital and financing needs in the past, additional financing is required in order to meet current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. Currently there are no commitments for financing. There is no guarantee that the Company will be successful in raising the funds required. The Company believes that existing capital resources will be sufficient to fund current levels of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on business, results of operations liquidity and financial condition.

The independent auditors report on the Company's April 30, 2001 financial statements states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.

Product Research and Development

The Company does not anticipate performing research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

Subsequent to October 31, 2001, the Company reported on Form 8-K dated November 16, 2001 an agreement to acquire Majestic Modualr Building Products, Ltd. and the assets of Lutrex Enterprises, Inc. through separate agreements, each agreement being an Agreement and Plan of Exchange ("Agreements"). Pursuant to the Agreements, Modular and Lutrex will become a wholly- owned subsidiaries of the Registrant.

Number of Employees

From inception through the period ended October 31, 2001, the Company has relied on the services of outside consultants for services and had no employees. In order to attract and retain quality personnel, the Company anticipates offering competitive salaries to future employees.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None

     (b) None

     (c) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K filed during the three months ended October 31, 2001.

     On September 17, 2001, the Company filed a Current Report on Form 8-K dated Septmber 13, 2001, reporting under Item 4, a change in the Company's certifying accountants.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Global Foods Online, Inc.


Date:  December 13, 2001                         By: /s/ John Harrison
                                                 John Harrison, President