Form 10QSB
period 2002-01-31
GLOBAL FOODS ONLINE INC
filed 2002-03-25
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                        FORM 10QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES AND EXCHANGE ACT OF 1934


                           For the period ended January 31, 2002


                             Commission file number 333-83231


                           GLOBAL DIVERSIFIED INDUSTRIES, INC
             (Exact Name of Registrant as specified in its charter)

         NEVADA                                         95-4741485
  (State of Incorporation)                            (IRS Employer
                                                   Identification Number)

      2724 Nathan Ave Modesto, CA                            95354
(Address of Principal Executive Offices)                  (Zip Code)

                         Telephone:  209-521-3303
          (Registrant's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
108,777,279 shares of Common Stock ($.001 par value) as of March 15, 2002.

     Transitional small business disclosure format:  Yes   No  X

                                  TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              JANUARY 31, 2002 AND APRIL 30, 2000

              CONDENSED CONSOLIDATED STATEMENT OF LOSSES:
              THREE MONTHS AND NINE MONTHS ENDED
              JANUARY 31, 2002 AND 2001

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
              NINE MONTHS ENDED JANUARY 31, 2002 AND 2001

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
              JANUARY 31, 2002

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II:  OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                    GLOBAL DIVERSIFIED INDUSTRIES, INC
                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                               Unaudited
                                            January 31, 2002    April 30, 2001

ASSETS:
Current assets:
Cash and equivalents                        $       11,249      $       370
Notes receivable                                    19,346                -
Inventory                                          204,552                -
Total current assets                               235,147              370

Property & Equipment at cost
Equipment, at cost, net of
accumulated depreciation                         1,255,155            4,684

Other Assets:
Deposit                                                500              500
Goodwill, net of amortization                       85,000                -
                                                    85,500              500

Total Assets                                $    1,575,802      $     5,554

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued liabilities    $      231,666      $    42,497
Accrued interest                                         -           11,350
Total current liabilities                          231,666           53,847

Notes Payable  Related Party                       700,000            3,000

Stockholder's Equity (Deficiency)
Common stock, par value $ .001
per share; 400,000,000 shares
authorized; 108,777,279 and
8,893,093 shares issued and
outstanding at January 31, 2002
and April 30, 2001, respectively                   108,777            8,893
Additional Paid in Capital                       3,029,068        1,428,205
Common stock subscriptions                          16,600           16,600
Retained Earnings                               (2,510,309)      (1,504,991)
Stockholder's Equity (Deficiency)                  644,136          (51,293)
                                             $   1,575,802      $     5,554

See accompanying footnotes to the unaudited condensed consolidated financial statements

                           GLOBAL DIVERSIFIED INDUSTRIES, INC
                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                        (Unaudited)


                                       Three Months ended January 31           Nine Months ended January 31
                                          2002            2001                      2002          2001

Revenues                               $    146,846    $         -            $   146,846       $       -

Cost of Goods Sold                          106,178              -                106,178               -

Gross Margin                                 40,668              -                 40,668               -

Operating Expenses:
General and administrative                  273,561        436,679                435,612         946,577
Interest Expense                                247              -                    397          10,950
Depreciation                                 43,415            390                 44,977           1,950
Total Operating Expense                     317,223        437,069                480,986         959,477

(Loss) Before Income
Taxes and Discontinued Operations          (276,555)      (437,069)              (440,318)       (959,477)
Income Taxes                                      -              -                      -               -
Loss before Discontinued Operations        (276,555)      (437,069)              (440,318)       (959,477)
Loss from Discontinued Operations                 -              -                      -               -
(Loss) on Disposal of Segment              (565,000)             -               (565,000)              -
Net Loss                                   (841,555)      (437,069)            (1,005,318)       (959,477)

Loss per common share                         (0.04)         (0.05)                 (0.04)          (0.12)
(basic and assuming dilution)
Continuing Operations                         (0.01)         (0.05)                 (0.02)          (0.12)
Discontinued Operations                       (0.03)             -                  (0.02)              -
Weighted average shares                  20,089,220      8,855,393             27,279,001       7,698,504


             See accompanying footnotes to the unaudited condensed consolidated financial statements

                              GLOBAL DIVERSIFIED INDUSTRIES, INC
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                    Nine Months Ended January 31
                                                        2002          2001

Cash flows from operating activities:
Net cash provided/(used) by
operating activities:                                  $    13,879  $ (252,310)

Cash flows from investing activities:
Net cash provided/(used) by
investing activities                                             -           -

Cash flows from financing activities:
Net cash provided/(used) by
financing activities                                        (3,000)     78,000

Cash and cash equivalents at
beginning of period                                            370     174,433

Cash and cash equivalents at end of period                  11,249         123

Supplemental Disclosures of Cash
Flow Information:
Cash paid during the period for interest                         -           -
Income taxes paid                                                -           -
Common stock issued for services                           283,981     689,400
Common stock issued in exchange for debt                    75,767           -

Acquisition of assets :
Assets acquired                                          1,500,000           -
Goodwill                                                    85,000           -
Accumulated deficit                                              -           -
Liabilities assumed                                       (700,000)          -
Common stock issued                                       (885,000)          -
Net cash paid for acquisition                                    -           -

Acquisition of Majestic Modular Buildings, Ltd.:
Assets acquired                                            846,679           -
Goodwill                                                 1,855,079           -
Accumulated deficit                                              -           -
Liabilities assumed                                     (2,245,758)          -
Common stock issued                                       (456,000)          -
Net cash paid for acquisition                                    -           -
Liabilities disposed of in disposal of business, net       565,000           -
Net cash received in disposal of business                    1,000           -

        See accompanying footnotes to the unaudited condensed consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                    (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.
The unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2001, financial statements and footnotes thereto included in the Registrant's SEC Form 10KSB.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Registrant is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Registrant will discontinue the amortization of goodwill as of December 31, 2001. The Registrant does not believe that the adoption of FAS 141 and FAS 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121") and related literature establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale. The Registrant is required
to adopt FAS 144 no later than January 1, 2002.   The Registrant
does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

NOTE B - BUSINESS COMBINATIONS

On December 11, 2001, Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Registrant", "Global") purchased Majestic Modular Buildings, Ltd. ("Modular"), a wholly owned subsidiary of the Majestic Companies, Ltd. ("Majestic"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to this Agreement, Modular became a wholly-owned subsidiary of the Registrant.

Modular is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California. Modular maintains administrative and manufacturing facilities at 320 9th Street, Modesto, California.

In connection with the acquisition of Modular, the Registrant issued to the parent of Modular, Majestic, a total of Twenty-Eight Million, Five Hundred Thousand (28,500,000) shares of restricted common stock of the Registrant. The Registrant also agreed to issue a note payable to Majestic in the amount of Nine Hundred Thousand Dollars ($900,000), payable over a sixteen (16) month period.

Subsequent to the date of the Agreement, the Registrant and Majestic amended the terms of the Agreement whereby Majestic and the Registrant agreed to cancel the $900,000 note in exchange for the issuance of an additional 5,000,000 shares of the Registrant's restricted common stock to Majestic. The shares are to be held in escrow and the Registrant has the option to redeem the shares in full, or in part, within one year of issuance in exchange for $150,000.

Under a separate Agreement, Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Registrant's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets and raw materials in exchange for Fifty-Nine Million (59,000,000) shares of the Registrant's restricted common stock and the issuance of a non-interest bearing note payable in the amount of Seven Hundred Thousand Dollars ($700,000). The note is payable over a sixteen
(16) month period, beginning on June 8, 2002, and continuing on the eighth day of each successive month for nine more months at the rate of $70,000 per month in the form of the Registrants' restricted common stock. The shares of common stock to be issued will be based upon the closing bid price of the Registrant common stock on the eighth day of each month on which payment is due, and if there is not a closing bid price on that day, then the amount to be calculated will be calculated according to the next available closing bid price. The transaction will be accounted for using the purchase method of accounting. The Registrant recorded the carryover historical basis of net tangible assets contributed, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition will be included in the Registrant's consolidated statement of losses.

NOTE C- DISCONTINUED OPERATIONS

On January 24, 2002, the Registrant sold its wholly owned
subsidiary, Majestic Modular   Buildings, Ltd. to a former employee
and officer of Majestic Modular Buildings, Ltd. for $1,000, and other good and valuable consideration. In connection with the disposition, the Registrant assumed an obligation to build and deliver eighteen (18) modular units previously contracted for.

As a result of the sale of Majestic Modular Buildings, Ltd., the Registrant accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated.
Operating results for the discontinued operations for the nine moths ended January 31, 2002 and 2001 were:

                                                     2002        2001

Revenues                                          $       -    $       -
Expenses                                                  -            -
Net (loss)                                                -            -

The following summarizes the loss on the disposition of Majestic
Modular Buildings, Ltd.:

Common stock                                      $        -
Debts assumed                                      2,135,412
Net assets disposed of                            (2,700,412)
Net loss on disposal                                (565,000)

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate", "expects", "intends", "plans", "believes", "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Registrant's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Global Diversified Industries, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF REGISTRANT:

The Registrant is a holding company that currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., a modular manufacturing entity, and Global Modular, Inc., a sales and marketing company exclusively representing Lutrex Enterprises, Inc.

OVERVIEW:

The Registrant's subsidiary, Global Modular, Inc. (" Global Modular") is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors. Its product lines consist of a variety of relocatable (portable) classroom designs, including both single-story and two-story floor plans. Global Modular's portable classroom structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as "P.C.'s" or "pre-checked" plans, that conform to structural and seismic safety specifications administered by the California Department of State Architects (DSA). The DSA regulates all California school construction on public real estate and the DSA's standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

Global Modular also enjoys the benefit of providing educational customers with product contracted under a "piggyback clause". The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a "piggyback contract" issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a "piggybackable contract" containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract.

At some point during the current or successive fiscal year, Global Modular intends to expand its product line to serve the commercial/business sector. This sector consists of retail, industrial and institutional (including educational institutions that reside on private property). This sector adheres to building designs and specifications administered by the Department of Housing (DOH).

Among Global Modular's asset base is its integrated, state-of-the-art, automated manufacturing process which includes equipment, raw material and marketing collateral that are specifically designed for the high capacity fabrication of modular structures. Future revenue generation and growth partially depends on the success of marketing efforts to the educational sector for single-story and two-story designs.

Three Months Ended January 31, 2002 and 2001

REVENUES:

The Registrant's total revenues were $146,846 for the three-month period ended January 31, 2002, compared to zero revenues for the same period ended January 31, 2001. The increase in revenue is due to the assumption of certain contracts acquired in connection with the Majestic Modular acquisition.

The Registrant, through the acquisition, of Majestic Modular, has an exclusive contract with a public school district in the Los Angeles, California area for eighteen two-story portable classrooms. The structures are currently under construction and scheduled to be delivered between April and July 2002. The contract is for a one-year term with annual extensions for four succeeding years. The contract contains an expanded variety of single-story and two-story floor plans with many add-on options to meet the typical school district design specifications.

COSTS AND EXPENSES:

The Registrant's 27% decrease in operating expenses from $437,069 for the period ended January 31, 2001 to $317,223 for the three month period ended January 31, 2002 due primarily to the reduced cost of operating activities during the period.

Depreciation expense for the three-month period ended January 31, 2002 was $43,415, an increase of $43,025, or 99%, from the same period in 2001. The increase is attributable to the increase of assets acquired through the acquisition of Lutrex assets.

Interest expense for the three-month period ended January 31, 2002 was $247, or 100% increase from the same period in 2001. The increase is attributable to interest bearing notes that were issued throughout the year.

Nine Months ended January 31, 2002 and 2001

REVENUES:

The Registrant's total revenues were $146,846 for the nine-month period ended January 31, 2002 compared to zero revenues for the same period ended January 31, 2001. The increase in revenue is due to the assumption of certain contracts acquired in connection with the Majestic Modular acquisition.

COSTS AND EXPENSES:

The Registrant's 50% decrease in operating expenses from $959,477 for the period ended January 31, 2001 to $480,986 for the nine-month period ended January 31, 2002 due primarily to the reduced cost of operating activities during the period.

Depreciation expense for the six-month period ended January 31, 2002 was $44,977, an increase of $43,027, or 96%, from the same period in 2001. The increase is attributable to the increase of assets acquired through the acquisition of Lutrex assets.

Interest expense for the nine-month period ended January 31, 2002 was $397, or 96% decrease from the same period in 2001. The decrease is attributable to interest bearing notes that were retired throughout the year.

LIQUIDITY AND CAPITAL RESOURCES:

As of January 31, 2002, the Registrant had working capital of $3,481, compared to a deficit in working capital of $53,477 at April 30, 2001. The increase in working capital is attributable to the increase of $234,777 in current assets, and a current liability increase of $177,819, resulting from the acquisition of assets from Lutrex and the acquisition of Majestic Modular. The Registrant generated cash flows from operations of $13,879 for the nine-month period ended January 31, 2002. Cash flow from operating activities for the nine months ended January 31, 2002 is primarily attributable to the increase in the Registrant's issuance of common stock for services of $283,980 and for debt reduction of $75,767. During the nine-months ended January 31, 2002, the Registrant repaid $3,000 of previously borrowed funds.

The Registrant, through the acquisition of Majestic Modular, has an exclusive contract with a public school district in the Los Angeles, California area for eighteen two-story portable classrooms. The structures are currently under construction and scheduled to be delivered between April and July 2002. The contract is for a one-year term with annual extensions for four succeeding years. The contract contains an expanded variety of single-story and two-story floor plans with many add-on options to meet the typical school district design specifications.

The contribution of assets by the Registrant's President and Chief Executive Officer to the Registrant is a critical step in the deployment of its new business, which will be the Registrant's core business- the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use within the state of California, as well as other Western States.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned, the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently has no other commitments for financing. There are no assurances the Registrant will be successful in raising the funds required.

The Registrant has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Registrant.

The independent auditors report on the Registrant's April 30, 2001 financial statements included in the Registrant's Annual Report on Form 10KSB states that the Registrant's recurring losses and deficit in working capital raise substantial doubts about the Registrant's ability to continue as a going concern.

RISKS AND UNCERTAINTIES

The Registrant has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Registrant has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Registrant's stock.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF
FUTURE RESULTS.

The Registrant has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Registrant's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Registrant intends to operate and the acceptance of the Registrant's business model. The Registrant will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Registrant's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Registrant will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Registrant expects negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Registrant's liquidity requirements, the Registrant may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Registrant's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Registrant's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Registrant's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Registrant's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Registrant's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Registrant's operating results will fall below the expectations of the Registrant or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Registrant's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 15, 2002, there were approximately 108,777,279 shares of common stock outstanding, of which approximately 8,079,686 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Registrant or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Registrant's stock price.

MANAGEMENT OF GROWTH

The Registrant expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Registrant intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Registrant believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Registrant may experience difficulty in filling its needs for qualified sales, engineering, and other personnel.

The Registrant's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Registrant's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Registrant's expansion and the resulting growth in the number of its employees have resulted in increased responsibility for both existing and new management personnel. The Registrant is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Registrant will be able to identify, attract, and retain experienced accounting and financial personnel. The Registrant's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base.
There can be no assurance that the Registrant will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Registrant's business, results of operations, and financial condition.

The Registrant's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Registrant's management and operational resources. If the Registrant is unable to manage its expenses effectively, the Registrant's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Registrant expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Registrant will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Registrant may be exposed to unknown liabilities of the acquired companies; the Registrant may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Registrant's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Registrant may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Registrant's ongoing business may be disrupted and its management's time and attention diverted; the Registrant may be unable to integrate successfully.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a)  Other than filing an Amendment to the
               Certificate of Incorporation with the Nevada
               Secretary of State, increasing the authorized shares of the Registrant to 400,000,000, with a par value of $0.001, and creating a Series A Preferred Class of Stock, with conversion rights at a five (5) Common for one (1) Series A Preferred Share ratio, no other rights of the holders of any class of registered securities have been materially modified.

          (b)  None

          (c)  During the quarter, the Registrant issued
               2,540,090 common shares at
               $ .03 per share in exchange for debt. This issuance is considered exempt from registration by reason of
               Section 4(2) of the Securities Act of 1933.

           During the quarter, the Registrant issued 3,143,303 common shares at $.03 per share in exchange for services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

           During the quarter, the Registrant issued 59,000,000 common shares at $.015 per share in exchange for assets contributed to the Registrant by an entity controlled by the Registrant's President and Chief Executive Officer. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

           During the quarter, the Registrant issued 28,500,000 common shares at $.015 per share in exchange for the acquisition of Majestic Modular Buildings, Ltd. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 16, 2001, the Registrant filed an Information
Statement on Schedule 14c dated November 16, 2001, for the purpose of seeking consent of the Registrant's stockholders in regards to the following:

(1) Increasing the authorized Common Shares of the Registrant to 400,000,000, with a par value of $0.001;

(2)  Change the name of the corporation to Global Diversified
Industries, Inc.;

(3) Creating a Series A Preferred Class of Stock with conversion rights at a five (5) Common for one (1) Series A Preferred
Share ratio;

(4)  Acquiring, through a share for share exchange, Majestic
Modular Buildings, Ltd., a Maryland corporation;

(5)  Acquiring, through a share for share exchange, Lutrex
Enterprises, Inc., a California  corporation.

     The Registrant's Board of Directors unanimously approved the increase of the authorized common shares and the creation of the Preferred Shares on November 1, 2001. The Registrant thereafter received the consent of a majority of the outstanding shares of Common Stock.

  The Registrant subsequently

(1) Filed an Amendment to the Certificate of Incorporation with the Nevada Secretary of State increasing the authorized shares of the Registrant to 400,000,000 with a par value of $0.001;

(2) Created a Series A Preferred Class of Stock with conversion rights at a five (5) Common for one (1) Series A Preferred
Share ratio;

(3)  Changed the name of the corporation to Global Diversified
Industries, Inc.; and

(4)  Acquired Majestic Modular Buildings, Ltd. and Lutrex
Enterprises, Inc. through a share for share exchange.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

               None

         (b) Reports on Form 8-K filed during the three months ended January 31, 2002

              On November 30, 2001, the Registrant filed a Current Report on Form 8K dated November 16, 2001, and amended on February 21, 2002 reporting under Item 2, the acquisition of Majestic Modular Buildings, Ltd. and Lutrex Enterprises, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Global Diversified Industries, Inc

Date:  March 25, 2002               by: /s/ Phillip Hamilton
                                    Phillip Hamilton, President