Form 10KSB
period 2002-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2002-08-19
CIK 1090461

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________

                        COMMISSION FILE NUMBER: 333-83231

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                       -----------------------------------
              (Exact name of Company as specified in its charter)

             Nevada                                              95-4741485
             ------                                              ----------
(State or jurisdiction of incorporation                       (I.R.S. Employer
         or organization)                                    Identification No.)

                   2724 Nathan Ave, Modesto, California 95354
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (209) 576-0562
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the Common Stock of the issuer held by non-affiliates on August 10, 2002 was approximately $248,635 calculated on the basis of 49,727,042 shares of common stock held by non-affiliates, with 109,443,945 shares of common stock issued and outstanding.

The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of August 10, 2002, was 109,443,945.

                                TABLE OF CONTENTS
                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.  Description of Business.............................................. 3

ITEM 2.  Description of Property.............................................. 5

ITEM 3.  Legal Proceedings.................................................... 5

ITEM 4.  Submission of Matters to a Vote of Security
                  Holders..................................................... 5

                                     PART II

ITEM 5.  Market for Common Equity and Other Shareholder
                  Matters..................................................... 5

ITEM 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 7

ITEM 7.  Financial Statements.................................................13

ITEM 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................13

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with Section
                  16(a) of the Exchange Act...................................13

ITEM 10. Executive Compensation...............................................15

ITEM 11. Security Ownership of Certain Beneficial
                  Owners and Management.......................................16

ITEM 12. Certain Relationships and Related Transactions.......................17

ITEM 13. Exhibits and Reports on Form 8-K.....................................18

Signatures....................................................................19

                                    PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Introduction
------------

The Company is a Nevada company with a limited operating history. On December 11, 2001, Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Company") acquired two wholly-owned subsidiaries, Majestic Modular Buildings, Ltd. ("Modular"), and, Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer

Modular is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings and was under contract to build and deliver eighteen (18) modular units. Lutrex contributed an aggregate of $1,500,000 of assets and raw materials.

On January 24, 2002, the Registrant sold its wholly owned subsidiary, Majestic Modular Buildings, Ltd. to a former employee and officer of Majestic Modular Buildings, Ltd. for $1,000, and other good and valuable consideration.

The Company is a holding company that currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., a modular manufacturing entity, and Global Modular, Inc., a sales and marketing company exclusively representing Lutrex Enterprises, Inc.

OVERVIEW:

The Company's subsidiary, Global Modular, Inc. ("Global Modular") is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors. Its product lines consist of a variety of relocatable

(portable) classroom designs, including both single-story and two-story floor plans. Global Modular's portable classroom structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as "P.C.'s" or "pre-checked" plans, that conform to structural and seismic safety specifications administered by the California Department of State Architects (DSA). The DSA regulates all California school construction on public real estate and the DSA's standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

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

The Company's total revenues were $146,846 for the year ended April 30, 2002, compared to zero revenues for the year ended April 30, 2001.

The Company, through the acquisition, of Majestic Modular, has a contract with a public school district in the Los Angeles, California area for eighteen two-story portable classrooms. The structures are currently under construction and scheduled to be delivered in late 2002. The contract is for a one-year term with annual extensions for four succeeding years. The contract contains an expanded variety of single-story and two-story floor plans with many add-on options to meet the typical school district design specifications.

Employees
---------

As of April 30, 2002, the Company had no employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

ITEM 2. PROPERTIES.

Our principal executive offices, comprising a total of approximately 6,000 square feet, are located at 2724 Nathan Ave., Modesto, California. The Company currently does not pay for these facilities and does not expect to pay for these facilities as the facilities are provided by the Chief Executive Officer through a partnership relationship. The Company believes that the current facilities are suitable for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the 2001-2002 fiscal year end to a vote of the security holders.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

(a) The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "GDVI". The Company began trading under this symbol on January 3, 2002. The Company previously traded under the symbol "GFDO" and commenced in October 2000.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

                  Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on April 30, 2002
-------------------------------------------
                                                  HIGH   LOW
                                                  ----   ---
Quarter Ended April 30, 2002                      .035   .005

Quarter Ended January 31, 2002                    .065   .013

Quarter Ended October 31, 2001                    .080   .011

Quarter Ended July 31, 2001                       N/a    N/a

Per Share Common Stock Bid Prices by Quarter


For the Fiscal Year Ending on December 31, 2000
------------------------------------------------
                                                  HIGH   LOW
                                                  ----   ---
Quarter Ended April 30, 2001                      .10    .032

Quarter Ended January 31, 2001                    .125   .04

Quarter Ended October 31, 2000                    1.00   .062

Quarter Ended July 31, 2000                       N/a    N/a


The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Dividend Information
--------------------

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent
--------------

The transfer agent and registrar for our common stock is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Twelve Month Plan of Operation
------------------------------

TWELVE MONTH PLAN OF OPERATION

In the year 2002, the Company will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more constant. In as effort to keep up with the demand for additional classroom space, modular manufacturers are experiencing increased production backlogs throughout the winter months.

In order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

1.) Although the Company is still in the development stage, we will hire a minimum of three sales professionals who each possess a minimum five years modular/portable classroom sales experience.

2.) The sales and marketing departments will separate the portable classroom markets into three distinct regions, Southern California, Central California and Northern California. The marketing department will be responsible for identifying school districts who have had an increase in population in their surrounding demographic area and target that district for solutions to their additional space requirements. The sales professionals will initiate an action plan with the facilities department for not only their immediate needs, but a step-by-step project type format to accommodate their five-year school modernization requirements. The goal of the sales team will be to create a partnership with the school district based on trust, dependability and exclusivity.

3.) During 2002 and 2003, the Company will focus its marketing and selling efforts on school districts that are adhering to "class size reduction" parameters mandated by the state of California. Most California school districts do not have enough available classroom space to reduce to student to teacher ration to 20 to 1, therefore, portable classroom utilization is the most feasible means for remedying this situation. This approach should allow the Registrant to secure sales for standard type single-story portable classrooms that can be fabricated quickly and provide profits for the Company.

4.) During the next 12 months, the Company will increase its exposure through various industry related trade shows and seminars. Each year, there are several trade shows throughout the State of California catering to school teachers, administrators and facilities personal. Many of these trade shows permit vendors to display their products inside the exhibit arena, i.e., portable classrooms fully erected and the Company intends to take advantage of this.

5.) The Registrant possesses a two-story portable classroom design approved by the California Division of the State Architect (DSA). This design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students. The two-story design is fully equipped with easy access to the second story by means of stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts are turning to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. The promotion of our two-story design will be a main focus of our sales team during the next several years.

6.) The Registrant is currently working on, and will be aggressively working on new designs over the next year to offer school districts a wide selection of alternatives to their campus space needs. The standard single-story portable classroom has served the industry very well over the past twenty years, however, school districts need more than just the 1000 to 2000 square foot portable classroom structure to accommodate their modernization projects. Since many schools need to modernize, fulfill class size reduction requirements and meet increasing enrollments, they need larger scale additions to their existing infrastructure. School districts want their campuses to possess the aesthetic appearance of stick-built construction instead of the modular appearance. The era has come for modular manufacturers to expand their scope of services beyond the manufacturing plant. New designs are being implemented to provide school districts with a complete wing addition with at least half of the labor to be performed on site. This expansion of services is tailored more towards modular construction instead of the typical modular manufacturing. Modular construction will consist of utilizing component sections of a structure, i.e., walls, ceiling, etc. fabricated in-plant, thus, transporting these components on-site to finish the project. The completed structure will offer school districts an affordable and quicker alternative to stick-built construction methods with considerable cost savings. By incorporating modular construction methods into our business model, we will be capable of offering our customers practically any type of classroom/space addition requirements.

7.) The Company currently possesses a piggyback contract with a large public school district, allowing other districts and municipalities to procure modular structures without exercising solicitations for public bids. During the next 12 months, the Company's sales team will canvass school districts, to purchase their upcoming classroom space requirements off this piggyback contract, potentially resulting in increased exposure for the Company along with prospective increased revenue and profits.

8.) The Company is currently in the process of fulfilling an existing order with a Southern California public school district for fabrication of (18) two-story portable classrooms. Completion of this project is targeting for November 20, 2002. During this period, the Company's sales team will attempt to secure additional orders to help maintain a production backlog during the winter season.

9.) In an effort to increase share value and growth through acquisitions, the Company will search for companies who can compliment the Company's core business structure.

10.) The Company will implement a marketing program through newly formed alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

11.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.


RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Company expects negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS.

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 10, 2002, there were approximately 109,443,945 shares of common stock outstanding, of which approximately 8,079,686 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees have resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of the acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention diverted; the Company may be unable to integrate successfully.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended April 30, 2002, and for the year ended April 30, 2001 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 13, 2001, the Company dismissed its certifying accountant, James E. Scheifley & Associates, P.C. ("Scheifley"). Scheifley's reports on the financial statements for the years ended April 30, 2001 and 2000 and for the period from inception (February 4, 1997 to April 30, 2001) did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for the years ended April 30, 2001 and 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended April 30, 2001 and 2000 , and the subsequent interim period through September 13,2001 the Company has not had any disagreements with Scheifley on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company LLP ("Stefanou") as its certifying accountant as of September 13, 2001 for the Company's fiscal year ending April 30, 2002. The Company has not consulted Stefanou previously.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.


Compensation of Directors
-------------------------

Directors currently do not receive a salary for their services and are not paid a fee for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board. The Company anticipates that the Directors will be compensated for attending meetings in the future.

PHIL HAMILTON, PRESIDENT/CHAIRMAN

         Phillip Hamilton has over thirty years entrepreneurial and senior management experience in the manufacturing business. From 1996 to current, Mr. Hamilton has been a consultant to Top Line Building Products. Top Line Building Products is a truss manufacturing plants with annual revenues of approximately $8,000,000, which provides its products to major homebuilders in Northern California. As the CEO, Mr. Hamilton has directed the marketing, sales and production activities of the company, as well as re-designing the original truss plant into a modern state of the arts manufacturing plant with new production stations.

         From 1996 to Feb 2000, Mr. Hamilton was the Chairman and CEO of Pacesetter Industries, Inc. Pacesetter Industries was one of the largest modular manufacturers of residential and commercial buildings in California. As Chief Executive Officer, Mr. Hamilton was responsible for managing the marketing, sales and production activities of the company. Pacesetter was built from inception into one of California's largest modular manufacturers producing and installing thousands of residential and commercial building. Pacesetter Industries, Inc. employed a staff of over 650 employees with annual sales of $50,000,000 in 1999. Pacesetter Industries, Inc. filed a Chapter 11 bankruptcy on February 29, 2000 in Fresno County that was finally converted to a Chapter 7. Mr. Hamilton filed a Chapter 7 personal bankruptcy in Fresno County in December 2000, due to joint personal guarantees on Pacesetter's corporate debt.

         Mr. Hamilton attended Pacific Union College taking courses in Business Administration.

ADAM DEBARD, SECRETARY/TREASURER/DIRECTOR

         Adam N. DeBard has over fifteen years of experience in the manufacturing and technology business sectors. From January 2001 to current, Mr. DeBard has been the Chief Information Officer- Top Line Building Products. As the CIO, Mr. DeBard was responsible for the design, implementation and management of a corporate wide computer network, as well as preparation of production analysis reports for senior management and equipment leases and acquisitions.

         From 1997 to December 2000, Mr. DeBard was the Vice President and Chief Information Officer for Pacesetter Industries, Inc. As such, Mr. DeBard was responsible for all computer software and hardware acquisitions, installations and maintenance for multiple branch offices, as well as responsible for preparing a monthly analysis report of the automated production line for senior management. Mr. DeBard was responsible for: computerizing the purchasing, estimation, production and engineering systems for the company.

         Mr. DeBard attended Walla Walla College for four years in the Business Administration program.

PETER COLMER, DIRECTOR

         Peter Colmer formed Finley, Colmer and Company in May 1991 to create a corporate finance advisory capability for The Finley Group, a Charlotte-based crisis management firm. Since that time, Mr. Colmer has worked on numerous financing and turnaround advisory projects for development and middle market companies. Finley, Colmer and Company is experienced in providing corporate finance advice and results. From developing business plans to structuring transactions, Finley, Colmer and Company works closely with clients to secure favorable financing which meets both short and long-term needs. They have often been successful under quite adverse circumstances

         Mr. Colmer was affiliated with The First National Bank of Atlanta (now part of Wachovia Corporation) beginning in 1972, completed credit training and workied for several years in the equipment finance group with that bank. In 1978, Mr. Colmer formed Southern Capital Corporation, and in the ensuing seven years raised over $75,000,000 for clients requiring venture capital, leveraged buy-out financing, and equipment leasing programs. In 1985, Mr. Colmer sold his interest in Southern Capital and joined SMI, a modular building company, raising over $50,000,000 and leading that firm's expansion to the West Coast.

         Mr. Colmer obtained a Bachelor of Arts in History and Economics in 1970 from Princeton University.

(b) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 5 with respect to the fiscal year ended April 30, 2002 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2002 and prior.


 SUMMARY COMPENSATION TABLE
                                   ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                              --------------------------------    ------------------------------------------------
                                                                           AWARDS           PAYOUTS
                                                                  ------------------------  -------
                                                                                SECURITIES
                                                                                  UNDER-
                                                                  RESTRICTED      LYING                  ALL OTHER
  NAME AND                                        OTHER ANNUAL      STOCK        OPTIONS/      LTIP       COMPEN-
 PRINCIPAL                    SALARY      BONUS   COMPENSATION      AWARD(S)      SARS        PAYOUTS     SATION
  POSITION      YEAR           ($)         ($)        ($)            ($)           (#)          ($)         ($)
    (a)          (b)           (c)         (d)        (e)            (f)           (g)          (h)         (i)
===================================================================================================================
Phil Hamilton,   2002           0           0        0            0               0            0           0
President        2001           0           0        0        127,200(1)          0            0           0
                 2000           0           0        0            0               0            0           0


(1) As owner of eight and one-half percent of Lutrex prior to the Company's acquisition thereof, Mr. Hamilton is the recipient of all 5,000,000 of the shares from the transaction between the Company and Lutrex. The value of the transaction is based upon the value of the assets and therefore, eight and one-half percent of the amount of $1,500,000 (127,200) has been placed on the restricted stock award to Mr. Hamilton.

Executive Compensation
----------------------

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2002 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:


  TITLE OF        NAME AND ADDRESS OF              AMOUNT OF BENEFICIAL
    CLASS          BENEFICIAL OWNER                   OWNERSHIP (2)             PERCENT OF CLASS
====================================================================================================
Common      Phil Hamilton(1), 2724 Nathan,               5,000,000                    4.56%
Stock               Modesto, CA
====================================================================================================
Common       Adam Debard(1), 2724 Nathan,                4,050,000                    3.70%
Stock                Modesto, CA
====================================================================================================
Common      Peter Colmer(1), 2724 Nathan,                  0                          0.00%
Stock                Modesto, CA
====================================================================================================
Common      Rebecca Manadic(3), 611 West Main           50,000,000                   45.69%
Stock              Street, Merced, CA
====================================================================================================
Common          Shares of all directors and             59,050,000                   53.95%
Stock         executive officers as a group (3
                        persons)
====================================================================================================

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) Phil Hamilton has sole voting power as to all of the shares owned by Rebecca Manandic.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

The Company's President advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due at April 30, 2002 was $5,814.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

                                    PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES.
                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants ..........            F-2

Balance Sheets ..............................................            F-3

Statements of Losses ........................................            F-4

Statements of Stockholders' Equity ..........................            F-5

Statements of Cash Flows ....................................            F-6

Notes to Financial Statements ...............................         F-8 - F-17

REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GLOBAL DIVERSIFIED INDUSTRIES, INC.



Dated: August 13, 2002                       By: /s/Phil Hamilton
                                                 ----------------
                                             Phil Hamilton, President and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                          Title                           Date
---------                          -----                           ----


/s/Phil Hamilton         CEO/Chairman of the Board             August 13, 2002
----------------
Phil Hamilton



/s/Adam Debard           Secretary/Treasurer/Director          August 13, 2002
--------------
Adam Debard

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                       Page

Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheet at April 30, 2002                            F-3

Consolidated Statement of Losses  for the  year
  ended April 30, 2002                                                  F-4

Consolidated Statements of  Stockholders' Equity for
  the  year ended April 30, 2002                                        F-5

Consolidated Statements of Cash Flows for the
  year ended April 30, 2002                                             F-6

Notes to Consolidated Financial Statements                           F-8 - F-17

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Board of Directors
Global Diversified Industries, Inc.
(Formerly Global Foods Online, Inc.)
Modesto, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Company") as of April 30, 2002 and the related consolidated statements of losses, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diversified Industries, Inc. as of April 30, 2002, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations and is experiencing difficulty in generating cash flow to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /S/ STEFANOU & COMPANY, LLP
                                                     ---------------------------
                                                       Stefanou & Company, LLP
                                                    Certified Public Accountants
McLean, Virginia
May 7, 2002

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002

                                    ASSETS
Current assets:
Cash and equivalents                                                $     4,615
Inventory (Note D)                                                      379,474
Prepaid and others                                                        9,096
                                                                    ------------
               Total current assets                                     393,185

Property, Plant and Equipment, at cost (Note E)                       1,129,893

               Less: Accumulated Depreciation                           (99,933)
                                                                    ------------
                                                                      1,029,960

                                                                    $ 1,423,145
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                218,020
Advances from related parties                                             5,814
Other advances                                                           20,900
Notes payable (Notes  B and G)                                          700,000
                                                                    ------------
            Total current liabilities                                   944,734

Commitment and contingencies  (Note K)                                        -

STOCKHOLDERS' EQUITY
Series A Preferred stock, par value $.001 per share;
10,000,000 shares authorized; none issued and outstanding at
April 30, 2002 (Note H)                                                       -
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 109,443,945 shares issued and outstanding at
April 30, 2002 (Note H)                                                 109,444
Additional paid in capital                                            3,038,402
Common stock subscriptions (Note H)                                      16,600
Accumulated deficit                                                  (2,686,035)
                                                                    ------------

        Stockholders' equity                                            478,411
                                                                    $ 1,423,145
                                                                    ============


          See accompanying notes to consolidated financial statements.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF LOSSES
                        FOR THE YEAR ENDED APRIL 30, 2002

                                                                       2002
                                                                       ----

Revenues                                                           $    146,846
Cost of goods sold                                                      112,762
                                                                   -------------
            Gross profit                                                 34,084

Operating expenses:
Selling, general and administrative                                     554,481
Depreciation (Note E)                                                    95,250
                                                                   -------------
        Total operating expenses                                        649,731


Interest expense                                                            397

Loss from continuing operations, before income
taxes and discontinued operations                                      (616,044)
Income (taxes) benefit                                                        -
                                                                   -------------
Loss from continuing operations, before
discontinued operations                                                (616,044)

Loss from discontinued operations                                             -
Loss on disposal of discontinued operations
(Note C)                                                               (565,000)
                                                                   -------------
Net loss                                                           $ (1,181,044)
                                                                   =============

Loss per common share:
(basic and assuming dilution) (Note J)                             $      (0.02)
                                                                   =============
Continuing Operations                                              $      (0.01)
                                                                   =============
Discontinued Operations                                            $      (0.01)
                                                                   =============
Shares used to compute basic and diluted net
loss per common share                                                47,571,855


         See accompanying notes to consolidated financial statements.

                                           GLOBAL DIVERSIFIED INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE YEAR ENDED APRIL 30, 2002


                         Preferred Stock         Common Stock            Additional      Common
                         ---------------     ---------------------         Paid in        Stock        Accumulated
                         Shares   Amount     Shares         Amount         Capital     Subscription      Deficit         Total
                         ------   ------     ------         ------         -------     ------------      -------         -----
BALANCE AT APRIL 30, 2001    -    $   -      8,893,093    $     8,893    $ 1,428,205    $    16,600    $(1,504,991)    $   (51,293)
                          =====   ======   ============   ============   ============   ============   ============    ============
Shares issued in
July 2001 for cash
@ $0.03 per share            -        -      1,714,303          1,714         49,717              -              -          51,431

Shares issued in
October 2001 in
exchange for services
valued @ $0.02 per share     -        -        450,000            450          9,550              -              -          10,000

Shares issued in
November 2001 in
exchange for services
valued @ $0.03 per share     -        -      6,963,571          6,964        201,586              -              -         208,550

Shares issued in
November 2001 in
exchange for debt
@ $0.03 per share            -        -      2,540,090          2,540         73,227              -              -          75,767

Shares issued in
November 2001 in
exchange for Lutrex
assets at $0.02 per share             -    - 59,000,000        59,000        826,000              -              -         885,000

Shares issued in
December 2001 in
exchange for services
valued @ $0.03 per share     -        -        144,000            144          3,856              -              -           4,000

Shares issued in
January 2002 in
connection with
acquisition of
Majestic Modular
Buildings, Ltd.              -        -     28,500,000        28,500        427,500              -              -         456,000

Shares issued January
2002 in exchange for
services valued @
$0.02 per share              -        -        572,222            572          9,428              -              -          10,000

Shares issued March
2002 in exchange for
services valued @
$0.02 per share              -        -        666,666            667          9,333              -              -          10,000

Net Loss                     -        -              -              -              -              -     (1,181,044)     (1,181,044)
                             -    -----    -----------    -----------    -----------    -----------    -----------     -----------

BALANCE AT APRIL 30, 2002    -     $  -    109,443,945    $   109,444    $ 3,038,402    $    16,600    $(2,686,035)    $   478,411
                             =    =====    ===========    ===========    ===========    ===========    ===========     ===========

                              See accompanying notes to consolidated financial statements.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED APRIL 30, 2002

                                                                         2002
                                                                         ----
Cash flows from operating activities:
Net Loss from continuing operations                                 $  (616,044)

Loss from disposal of business segment                                 (565,000)

Adjustment to reconcile net income to net cash:
Depreciation                                                             95,250

Excess of costs over tangible assets acquired from Lutrex                85,000

Common stock issued in exchange for services rendered                   242,550

Common stock issued in exchange of debt                                  75,767

Common stock issued in connection with acquisition of
Majestic Modular Buildings, Ltd.                                        456,000
Change in assets and liabilities:
(Increase)/Decrease in advances to consultant                            (9,096)

(Increase)/Decrease in other assets                                         500

Increase/(Decrease) in accounts payable and accrued expenses            164,173
                                                                    ------------
Net cash provided by/(used in) operating activities:                    (70,900)


Cash flows from investing activities                                          -

Cash flows from financing activities:
Sale of common stock for cash, net                                       51,431

Repayment of notes payable                                               (3,000)

Advances from related parties                                             5,814

Other advances, net                                                      20,900
                                                                    ------------
Net cash provided by/(used in) financing activities                      75,145


Net increase (decrease) in cash and cash equivalents                      4,245

Cash and cash equivalents at beginning of year                              370
                                                                    ------------
Cash and cash equivalents at end of year                            $     4,615
                                                                    ============

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED APRIL 30, 2002 (Continued)


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                              $       -

Cash paid during the period for income taxes                                  -

Common stock issued for services                                        242,550

Common stock issued for conversion of notes                                   -

Common stock issued in exchange of debt                                  75,767

Acquisition of Lutrex Enterprise, Inc. assets: (Note B)
  Assets acquired                                                     1,500,000

  Excess of costs over tangible assets acquired                          85,000

  Note payable                                                         (700,000)

  Common stock issued                                                  (885,000)
                                                                    ------------

  Net cash paid for acquisition                                               -
                                                                    ============
Acquisition of Majestic Modular Buildings, Ltd.: (Note B)
  Assets acquired                                                       846,679

  Goodwill                                                            1,855,079

  Liabilities assumed                                                (2,095,758)

  Common stock issued                                                  (456,000)

  Additional common stock to be issued                                 (150,000)
                                                                    ------------

  Net cash paid for acquisition                                               -
                                                                    ============

          See accompanying notes to consolidated financial statements.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Global Diversified Industries, Inc. (the "Company"), formerly Global Foods Online, Inc. ("Global Foods"), is incorporated under the laws of the State of Nevada. Global Foods was in the business of distributing domestic and international food products in the United States and internationally and utilizing the World Wide Web in the implementation of its planned business operations.

On December 11, 2001, the Company purchased Majestic Modular Buildings, Ltd. ("Majestic Modular"), a wholly owned subsidiary of The Majestic Companies, Ltd., through an Agreement and Plan of Exchange ("Agreement"). Pursuant to the Agreement, Majestic Modular became a wholly-owned subsidiary of the Company (Note B). Under a separate agreement, Lutrex Enterprise, Inc. ("Lutrex"), an entity controlled by the Company's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets in exchange for 59,000,000 shares of the Company's restricted common stock and a non-interest bearing note payable of $700,000 (Note B).

The Company subsequently changed its core business to design, manufacture and market re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California and other Western States.

On January 24, 2002, the Company sold Majestic Modular to a former employee and officer of Majestic Modular Buildings, Ltd. for $1,000, and other good and valuable consideration. The Majestic Modular business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note C.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Majestic Modular Buildings, Ltd. ("Majestic Modular"), Lutrex Enterprise, Inc. ("Lutrex") and Global Modular, Inc. ("Global Modular"). Majestic Modular Buildings, Ltd. is incorporated under the laws of the State of Nevada and is engaged in the business of designing, manufacturing and marketing re-locatable modular structures. Lutrex Enterprise, Inc., is incorporated under the laws of the State of California and is in the business of designing and manufacturing modular type structures. Global Modular, Inc. was incorporated under the laws of the State of Nevada on November 27, 2001 and is a sales and marketing company exclusively representing Lutrex. All significant intercompany balances and transactions have been eliminated in consolidation.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of raw materials for modular structures. (See Note D)


PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives of not more than five years. (See Note E).

Impairment of Long Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition
-------------------

The Company follows a policy of recognizing modular structure sales at the time of shipment.

Reclassifications
-----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

LIQUIDITY
---------

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $616,044 during the year ended April 30, 2002. The Company recognized a loss of $565,000 on the disposition of Majestic Modular operations. The Company's current liabilities exceeded its current assets by $551,550 as of April 30, 2002.

Comprehensive Income (Loss)
---------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

EARNINGS (LOSS) PER SHARE
-------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 47,571,855 for the period ended April 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
-----------------------------------------

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

NOTE B - BUSINESS COMBINATIONS

On December 11, 2001, the Company purchased Majestic Modular Buildings, Ltd. ("Majestic Modular"), a wholly owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to this Agreement, Majestic Modular became a wholly-owned subsidiary of the Company.

Majestic Modular is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California.

In connection with the acquisition of Majestic Modular, the Company issued to Majestic a total of 28,500,000 shares of restricted common stock of the Company. The Company also agreed to issue a note payable to Majestic in the amount of $900,000, payable over a 16-month period.

Subsequent to the date of the Agreement, the Company and Majestic amended the terms of the Agreement whereby Majestic and the Company agreed to cancel the $900,000 note in exchange for the issuance of an additional 5,000,000 shares of the Company's restricted common stock to Majestic. The shares are to be held in escrow and the Company has the option to redeem the shares in full, or in part, within one year of issuance in exchange for $150,000.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE B - BUSINESS COMBINATIONS (CONTINUED)

The value of assets acquired (excluding goodwill) was $846,679 and liabilities assumed was $2,095,758, for a negative book value of $1,249,079. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,855,079 was recorded as goodwill. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition.

The following summarizes the acquisition of Majestic Modular:

Issuance of 28,500,000 shares of  common  stock                 $   (456,000)
Additional 5,000,000 shares of common stock                         (150,000)
Assets acquired                                                      846,679
Liabilities assumed                                               (2,095,758)
Goodwill                                                           1,855,079
                                                                -------------
                                                                $          -
                                                                =============

In January 2002, the Company sold Modular (see Note C).

Under a separate Agreement, Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets in exchange for 59,000,000 shares of the Company's restricted common stock and the issuance of a non-interest bearing note payable in the amount of $700,000. The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net tangible assets contributed, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition is included in the Company's consolidated statement of losses. The Company expensed in 2001 $85,000, which represents the excess of the purchase price over the historical basis of the net tangible Lutrex assets acquired.

The following summarizes the contribution of Lutrex:

Note payable                                                     $  (700,000)
Issuance of 59,000,000 shares of  common  stock                     (885,000)
Assets acquired                                                    1,500,000
Excess of costs over tangible assets acquired                         85,000
                                                                 ------------
                                                                 $         -
                                                                 ============

NOTE C - DISCONTINUED OPERATIONS

On January 24, 2002, the Company sold its wholly owned subsidiary, Majestic Modular Buildings, Ltd. to a former employee and officer of Majestic Modular for $1,000, and other good and valuable consideration. In connection with the disposition, the Company assumed an obligation to build and deliver eighteen modular units previously contracted for.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

As a result of the sale of Majestic Modular Buildings, Ltd., the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the year ended April 30, 2002 was:

Revenues                                    $      -
Expenses                                           -
                                            ---------
Net income (loss)                           $      -
                                            =========

The following summarizes the loss on the disposition of Majestic Modular Buildings, Ltd.:

Cash received                                                   $      1,000
Debts assumed                                                      2,135,758
Net assets disposed of                                            (2,701,758)
                                                                -------------
Net loss on disposal                                            $   (565,000)
                                                                =============

NOTE D - INVENTORIES



Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of April 30, 2002 are as follows:


        Raw Materials                      $ 379,474
                                           ----------
                                           $ 379,474
                                           ==========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at April 30, 2002 consists of the following:

  Plant Equipment                                 $   921,738
  Transportation Equipment                            208,155
                                                  ------------
     Total                                          1,129,893
  Accumulated Depreciation                            (99,933)
                                                  ------------
                                                  $ 1,029,960
                                                  ============

Depreciation expense included as a charge to income amounted to $ 95,250 for the year ended April 30, 2002.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is materially different from the book value. The carrying value of the Company's cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, and accrued liabilities, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to and from a related party cannot be determined due to the uncertainty as to the timing of repayment.


NOTE G - RELATED PARTY TRANSACTIONS

Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets in exchange for 59,000,000 shares of the Company's restricted common stock and the issuance of a non-interest bearing note payable in the amount of $700,000 (Note B). The note is payable over a sixteen-month period, beginning on June 8, 2002, and continuing on the eighth day of each successive month for nine more months at the rate of $70,000 per month in the form of the Company's restricted common stock. The shares of common stock to be issued will be based upon the closing bid price of the Company's common stock on the eighth day of each month on which payment is due, and if there is not a closing bid price on that day, then the amount will be calculated according to the next available closing bid price.

The Company's President and Chief Executive Officer also advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due at April 30, 2002 was $5,814.

NOTE H - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. The Series A Preferred Stock has conversion rights at a ratio of five common for one Preferred share.

During the year ended April 30, 2002, the Company issued a total of 1,714,303 shares of common stock in exchange for $51,431 net of costs and fees. The Company issued an aggregate of 8,796,459 shares of its common stock to consultants for $242,550 of services rendered and charged to income during the year ended April 30, 2002. The shares issued to the consultants were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In addition, the Company issued 2,540,090 shares of common stock in exchange for $ 75,767 of previously incurred debt and 59,000,000 shares of the restricted common stock in exchange for assets and raw materials contributed by Lutrex Enterprises, Inc.(see Note
B). The Company also issued to The Majestic Companies, Ltd. a total of 28,500,000 shares of restricted common stock in connection with the acquisition of Majestic Modular (See Note B). As of April 30, 2002, the Company has issued and outstanding 109,443,945 shares of common stock. There are no preferred shares outstanding at April 30, 2002.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At April 30, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $1,853,000, expiring in the year 2022, that may be used to offset future taxable income. Operating losses incurred by the Company prior to its emergence from bankruptcy may not be available to the Company to offset future taxable income due to the change in ownership of the Company. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.


Components of deferred tax assets as of April 30, 2002 are as follows:

     Non Current:
     Net operating loss carryforward                             $ 630,000
     Valuation allowance                                         (630,000)
                                                                 ---------
     Net deferred tax asset                                              -

NOTE J - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:


     Net income (loss) available to
        Common stockholders                                        $ (1,181,044)
                                                                   =============
     Basic and diluted earning (loss) per share                    $      (0.02)
                                                                   =============
        Continuing Operations                                             (0.01)
        Discontinued Operations                                           (0.01)
     Basic and diluted weighted average
       Number of common shares outstanding                           47,571,855

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002



NOTE K - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENT

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Litigation and Contingencies
----------------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.


NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended April 30, 2002, the Company incurred losses from continuing operations of $616,044. The Company's current liabilities exceed its current assets by $551,550. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

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

/S/ James E. Scheifley & Associates, P.C.
-----------------------------------------
Certified Public Accountants
Denver, Colorado
August 9, 2001

                            GLOBAL FOODS ONLINE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 April 30, 2001

                                     ASSETS



Current assets:                                                2001
---------------                                                ----

  Cash                                                      $      370
                                                            -----------
      Total current assets                                         370

Equipment, at cost net of
 accumulated depreciation of $4,683                              4,684

Deposit                                                            500
                                                            -----------
Total assets                                                $    5,554
                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   42,497
  Accrued interest                                              11,350
                                                            -----------
      Total current liabilities                                 53,847

Notes payable - shareholders                                     3,000

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 8,893,093
  shares issued and outstanding                                  8,893
 Additional paid in capital                                  1,428,205
 Common stock Subscriptions                                     16,600
 (Deficit) accumulated during
  development stage                                         (1,504,991)
                                                            -----------
                                                               (51,293)
                                                            -----------
                                                            $    5,554
                                                            ===========

See accompanying notes to financial statements.


                                 GLOBAL FOODS ONLINE, INC.
                               (A Development Stage Company)

               Statements of Operations Years Ended April 30, 2001 and 2000
              and Period From Inception (February 4, 1997) to April 30, 2001


                                           Year              Year        Period From
                                           Ended             Ended       Inception To
                                          April 30,         April 30,      April 30,
                                           2001              2000           2001
                                           ----              ----           ----
 Operating expenses                    $ 1,055,605       $   312,455      $ 1,489,399
                                       ------------      ------------     ------------
 (Loss from operations)                  1,055,605           312,455        1,489,399

 Interest expense                            8,400             2,950           11,350
                                       ------------      ------------     ------------

Net (loss)                             $(1,064,005)      $  (315,405)     $(1,500,749)


Per share information:
 Basic and diluted (loss)
   per common share                    $     (0.13)      $     (0.05)     $     (0.38)

 Weighted average shares outstanding     8,021,249         6,628,702        3,940,213




See accompanying notes to financial statements.


                                      GLOBAL FOODS ONLINE, INC.
                                    (A Development Stage Company)

                            Statement of Changes in Stockholders' Equity
                 For the Period From Inception (February 4, 1997) to April 30, 2001


                                                                                       Deficit
                                                          Additional                 Accumulated
                                      Common Stock         Paid-in    Common Stock  During Develop-
        ACTIVITY                   Shares      Amount      Capital    Subscriptions   ment Stage     Total
        --------                   ------      ------      -------    -------------   ----------     -----
Post bankruptcy shares
 Outstanding on
 February 4, 1997                   98,160    $      98    $       -    $       -    $  (4,242)    $  (4,144)
                                 ----------   ----------   ----------   ----------   ----------    ----------
Balance April 30,
 1997 through
 April 30, 1998                     98,160           98            -            -       (4,242)       (4,144)

Common stock sold for
 cash in February 1999
 @ $.002 per share                 525,000          525          525                                   1,050

Shares issued to
 complete merger during
 March 1999 @ $.002 per share    4,000,000        4,000        4,000                                   8,000

Common stock sold for
 cash in April 1999 @
 $.10 per share                    450,000          450       44,550                                  45,000

Common issued for services
 In April 1999 @ $.10 per
 share                           1,000,000        1,000       99,000                                 100,000

Sale of common stock warrants
 In February 1999 @ $.001 per
 warrant                                 -            -        2,000                                   2,000

Net (loss) for the year
 ended April 30, 1999                    -            -            -            -     (121,339)     (121,339)
                                 ----------   ----------   ----------   ----------   ----------    ----------
Balance, April 30, 1999          6,073,160        6,073      150,075            -     (125,581)       30,567

Common stock sold for cash in
  June 1999 @ $.10 per share       265,000          265       22,735            -            -        23,000
   Compensation value
    of discount shares                   -            -            -        3,500            -         3,500



                                      GLOBAL FOODS ONLINE, INC.
                                    (A Development Stage Company)

                            Statement of Changes in Stockholders' Equity
                 For the Period From Inception (February 4, 1997) to April 30, 2001
                                            (Continued)

                                                                                       Deficit
                                                          Additional                 Accumulated
                                      Common Stock         Paid-in    Common Stock  During Develop-
        ACTIVITY                   Shares      Amount      Capital    Subscriptions   ment Stage      Total
        --------                   ------      ------      -------    -------------   ----------      -----
  August 1999 @
   $.50 per share                   68,000           68       33,932                                  34,000
  September 1999 @
   $.50 per share                   50,000           50       24,950                                  25,000
  October 1999 @
   $.10 per share                   15,000           15        1,485                                   1,500
  November 1999 @
   $.50 per share                    6,000            6        2,994                                   3,000
  December 1999 @
   $.50 per share                   15,000           15        7,485                                   7,500
  January 2000 @
   $.50 per share                    2,000            2          998                                   1,000

Common issued for
 services in June 1999
 @ $.10 per share                   22,500           22        2,228                                   2,250
  August 1999 @
   $.50 per share                  200,000          200       99,800                                 100,000
  September 1999 @
   $.50 per share                   50,000           50       24,950                                  25,000
  December 1999 @
   $.50 per share                   13,600           14        6,786                                   6,800

Net (loss) for the year
 ended April 30, 2000                    -            -            -            -     (315,405)     (315,405)
                                 ----------   ----------   ----------   ----------   ----------    ----------
Balance, April 30, 2000          6,780,260        6,780      381,918            -     (440,986)      (52,288)

Common stock sold for cash:
  July 2000 @ $.50 per share        50,000           50       24,950                                  25,000

  August 2000 @ $.50 per share     150,000          150       74,850                                  75,000
   less costs of offering                                                              (10,000)

  September 2000 @ $.50 per share  109,000          109       54,391                                  54,500

Common stock subscriptions
sold for cash:
  October 2000 @
   $.50 per share                        -            -            -        8,000                      8,000
  November 2000 @
   $.50 per share                        -            -            -        5,000                      5,000
  February 2001 @
   $.50 per share                        -            -            -        3,600                      3,600

Common issued for
  services in October
 2000 @ $.50 per share             528,800          529      263,871                                 264,400
  November 2000 @
  $.50 per share                   851,000          851      424,649                                 425,500

Notes converted into
 common stock in
 September 2000                    424,033          424      213,576                                 214,000

Net (loss) for the year
 ended April 30, 2001                    -            -            -            -   (1,064,005)   (1,064,005)
                                 ----------   ----------  -----------   ----------   ----------    ----------
Balance, April 30, 2001          8,893,093    $   8,893   $1,428,205    $  16,600  $(1,504,991)   $  (51,293)


See accompanying notes to financial statements.


                                      GLOBAL FOODS ONLINE, INC.
                                    (A Development Stage Company)

                    Statements of Cash Flows Years Ended April 30, 2001 and 2000
                   and Period From Inception (February 4, 1997) to April 30, 2001

                                                          Year             Year         Period From
                                                          Ended            Ended         Inception To
                                                        April 30         April 30         April 30
                                                          2001             2000             2001
                                                          ----             ----             ----
Net income (loss)                                      $(1,064,005)    $  (315,405)    $(1,500,749)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                              3,122           1,561           4,683
   Common stock issued for services                        689,900         134,050         923,950
   Compensation value of discounted shares                       -           3,500           3,500
   Charge off of goodwill                                        -               -           8,000

  Changes in assets and liabilities
   (Increase) in other assets                                1,397          (1,897)           (500)
   (Increase) decrease in officer advance                        -          30,000               -
   Increase in accounts payable
    and accrued expenses                                    36,423          10,896          49,703
                                                       ------------    ------------    ------------
  Total adjustments                                        730,842         178,110         989,336

  Net cash (used in) operating activities                 (333,163)       (137,295)       (511,413)

Investing activities:
   Purchase of equipment                                         -          (9,367)         (9,367)
                                                       ------------    ------------    ------------
Net cash used in investing activities                            -          (9,367)         (9,367)

Financing activities:
  Sale of stock and subscriptions for cash                 161,100          95,000         302,150
  Proceeds from notes payable                                    -         219,000         219,000
  Repayment of notes payable                                (2,000)              -          (2,000)
  Sale of common stock warrants                                  -               -           2,000
                                                       ------------    ------------    ------------
Net cash provided by financing activities                  159,100         314,000         521,150
                                                       ------------    ------------    ------------
Increase (decrease) in cash                               (174,063)        176,705           9,737
Cash and cash equivalents,
 beginning of period                                       174,433           7,095               -
                                                       ------------    ------------    ------------
Cash and cash equivalents,
 end of period                                         $       370     $   174,433     $       370


See accompanying notes to financial statements.



                            GLOBAL FOODS ONLINE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
         Years Ended April 30, 2001 and 2000 and Period From Inception
                      (February 4, 1997) to April 30, 2001



                                              Year            Year        Period From
                                              Ended          Ended        Inception To
                                            April 30        April 30        April 30
                                               2001           2000            2001
                                               ----           ----            ----
Supplemental cash flow information:
   Cash paid for interest                   $      -        $      -        $      -
   Cash paid for income taxes               $      -        $      -        $      -


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

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned, inactive subsidiary, IF&B Media Corporation. All significant inter-company balances and transactions have been eliminated.

Property, Plant and Equipment:
------------------------------
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from 3 to 5 years. At April 30, 2001 the Company has computer equipment and related software valued at $9,367 and has recorded depreciation amounting to $4,683 thereon.

Loss per share:
---------------

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted- average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti- dilutive effect.

Intangible Assets:
------------------
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

Cash:
-----
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Estimates:
----------
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

Fair value of financial instruments:
------------------------------------
The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. The Company has significant United Kingdom operations, however United States dollars are considered its functional currency.

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-monetary assets and liabilities at historical rates. Revenues and expenses are translated at appropriate transaction date rates. Net gains or losses arising on translation are reflected a separate component of stockholders' equity.

Stock-based Compensation
------------------------
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Stock based compensation paid by the Company during the period ended April 30, 2001 is disclosed in Note 4.

New Accounting Pronouncements
-----------------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement and therefore comprehensive income is considered to be the same as net income.

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

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post- retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post- retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

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

NOTE 9. SUPPLEMENTAL STATEMENT OF OPERATIONS
INFORMATION.

During the years ended April 30, 2000 and 1999, the Company incurred $1,055,605 and $312,455 of general and administrative expenses respectively, the components of which are as follows:

                                          2000          2001
                                          ----          ----

Consulting expense                      108,520      795,710
Advertising & promotional                     -       35,126
Travel expense                           19,894       23,152
Professional fees                        24,379       31,365
Web site expenses                        10,594            -
Office expenses                          59,890       23,991
Depreciation & amortization               1,561        3,122
Printing                                 21,973       70,513
Outside services                         34,466            -
Telephone expense                         6,880        2,338
Stockholder expenses                          -       10,170
Other expenses                           24,298       60,118
                                      ----------  -----------
                                      $ 312,455   $1,055,605
                                      =========   ===========

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

                                  EXHIBIT INDEX
Exhibit No.     Description
-----------     -----------

(3) Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3 filed on July 6, 2001

(3.2) Amendment to Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.2 filed on July 6, 2001

(3.3) Bylaws incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.3 filed on July 6, 2001

(3.4) Articles of Merger between Global and IF&G Media Corporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.4 filed on July 6, 2001

(4) Specimen certificate for common stock incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 4 filed on July 6, 2001

(4.1) Specimen Warrant certificate incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 4.1 filed on July 6, 2001

(10.1) Consulting Agreement with Moody's Financial Services incorporated by reference to Form SB-2, file no. 333-83231

(10.2) Consulting Agreement with Joel Shine incorporated by reference to Form SB-2, file no. 333-83231

(10.3) Equity Line of Credit Agreement dated May2001 incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit
         10.3 filed on July 6, 2001

(10.4) Consulting Agreement with Persia Consulting Group, Inc. dated April 12, 2001 incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.4 filed on July 6, 2001

(10.5) Escrow Agreement with First Union incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.5 filed on July 6, 2001

(10.6) Registration Rights Agreement incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.6 filed on July 6, 2001

(10.7) Agreement with Yorkville Advisors Management, LLC incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 10.7 filed on July 6, 2001

(23)(i)  Consent of James E. Schiefley and Associates, PC


(99.1) Certification pursuant of Chief Executive Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

(99.2) Certification pursuant of Chief Financial Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.