Form 10QSB
period 2002-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2002-09-18
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY
31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 333-83231

                         GLOBAL DIVERSIFIED INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

              Nevada                                95-4741485
(State or jurisdiction of incorporation         (I.R.S. Employer
           or organization)                      Identification No.)

            2724 Nathan Ave, Modesto, California             95354
          (Address of principal executive offices)         (Zip Code)

               Company's telephone number: (209) 576-0562

       Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of September 13, 2002, was 109,443,891.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC
                    Quarterly Report on Form 10-QSB for the
                       Quarterly Period Ended July 31, 2002

                                 TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              JULY 31, 2002 AND APRIL 30, 2002

              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
              FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
              INFORMATION: JULY 31, 2002

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II:  OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                    GLOBAL DIVERSIFIED INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS

                                             (UNAUDITED)
                                             July 31 2002       April 30 2002

ASSETS:
Current assets:
Cash and equivalents                         $          -       $       4,615
Advance to consultant                               9,096               9,096
Inventory                                         379,474             379,474
Total current assets                              388,570             393,185

Property, Plant and Equipment, at cost          1,129,893           1,129,893
Less: Accumulated Depreciation                   (156,392)            (99,933)
                                                  973,501           1,029,960

Total Assets                                 $  1,362,071       $   1,423,145

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Cash disbursed in excess of available funds         1,588                   -
Accounts payable and accrued liabilities          251,910             218,022
Advance from related parties                        7,114               5,814
Note payable                                      700,000                   -
Other advances                                     20,900              20,900
Total current liabilities                         981,512             244,736

Notes payable                                           -             700,000

Stockholder's Equity
Series A Preferred stock, par
value $.001 per share;
10,000,000 shares authorized;
none issued and outstanding at
July 31, 2002 and April 30, 2002                        -                  -
Common stock, par value $ .001
per share; 400,000,000 shares
authorized; 109,443,891 shares
issued at July 31, 2002 and
April 30, 2002                                    109,444            109,444
Additional paid in capital                      3,038,401          3,038,401
Common stock subscriptions                         16,600             16,600
Retained Earnings                              (2,783,886)        (2,686,036)
Stockholder's Equity                              380,559            478,409
                                                1,362,071          1,423,145

See accompanying notes to the unaudited condensed consolidated financial information

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)

                                                       For the Three Months
                                                           Ended July 31
                                                       2002              2001

Revenues                                              $       -      $       -
Cost of Goods Sold                                            -              -
Gross Margin                                                  -              -

Operating Expenses:
General and administrative                               41,391         36,931
Interest Expense                                              -             75
Depreciation                                             56,459            780
Total Expense                                            97,850         37,786

Net Loss                                                (97,850)       (37,786)

Loss per common share (basic and assuming
dilution)                                                 (0.00)         (0.00)
Weighted average shares                             109,443,945     10,042,205

See accompanying notes to the unaudited condensed consolidated financial information

                     GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                       For the Three Months
                                                           Ended July 31
                                                       2002              2001

Cash flows from operating activities:
Net Loss for the Period from operations                $   (97,850)  $ (37,786)
Adjustment to reconcile net income to net cash:
 Depreciation                                               56,459         780
 Common stock issued in exchange for services rendered           -      51,429
Change in assets and liabilities:
 (Increase)/Decrease in accounts receivable                      -     (28,929)
 Increase/(Decrease) in accounts payable and accrued
expenses                                                    33,888      14,641
Net cash provided by/(used in) operating activities:        (7,503)        135

Net cash provided by/(used in) investing activities              -           -

Cash flows from financing activities:
 Advances from related parties                               1,300           -
Net cash provided by/(used in) financing activities          1,300           -
Net increase (decrease) in cash and cash equivalents        (6,203)        135
Cash and cash equivalents at beginning of the period         4,615         370
Cash and cash equivalents at end of the period              (1,588)        505

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                         -           -
Cash paid during the period for income taxes                     -           -
Common stock issued for services                                 -      51,429
Common stock issued for conversion of notes                      -           -

See accompanying notes to the unaudited condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2002
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2002, financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Business and Basis of Presentation

Global Diversified Industries, Inc. (the "Company"), formerly Global Foods Online, Inc. ("Global Foods"), is incorporated under the laws of the State of Nevada. Global Foods was in the business of distributing domestic and international food products in the United States and internationally and utilizing the World Wide Web in the implementation of its planned business operations.

On December 11, 2001, the Company purchased Majestic Modular Buildings, Ltd. ("Majestic Modular"), a wholly owned subsidiary of The Majestic Companies, Ltd., through an Agreement and Plan of Exchange ("Agreement"). Pursuant to the Agreement, Majestic Modular became a wholly-owned subsidiary of the Company. Under a separate agreement, Lutrex Enterprise, Inc. ("Lutrex"), an entity controlled by the Company's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets in exchange for 59,000,000 shares of the Company's restricted common stock and a non-interest bearing note payable of $700,000.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Majestic Modular
Buildings, Ltd. ("Majestic Modular"), Lutrex Enterprise, Inc.
("Lutrex") and Global Modular, Inc. ("Global Modular"). Majestic
Modular Buildings, Ltd. is incorporated under the laws of the State of Nevada and is engaged in the business of designing, manufacturing and marketing re-locatable modular structures. Lutrex Enterprise, Inc., formerly Englewood Enterprise, Inc., is incorporated under the laws of the State of California and is in the business of designing and manufacturing modular type structures. Global Modular, Inc. was incorporated under the laws of the State of Nevada on November 27, 2001 and is a sales and marketing company exclusively representing Lutrex. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND TWELVE MONTH PLAN OF
OPERATIONS

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

DESCRIPTION OF COMPANY:

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

The Company's subsidiary Global Modular, Inc. has received necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their two-story designs and is commencing fabrication of (18) two-story portable classrooms structures for a large public school district in Southern California. Scheduled completion for the structures is targeted for early December 2002.

Twelve Month Plan of Operation

In the year 2002, the Company will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more constant. In an effort to keep up with the demand for additional classroom space, modular manufacturers are experiencing increased production backlogs throughout the winter months.

In order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

1.) The Company will hire a minimum of three sales professionals who each possess a minimum of five years modular/portable classroom sales experience.

2.) The sales and marketing departments will separate the portable classroom markets into three distinct regions, Southern California, Central California and Northern California. The marketing department will be responsible for identifying school districts who have had an increase in population in their surrounding demographic area and target that district for solutions to their additional space requirements. The sales professionals will initiate an action plan with the facilities department for not only their immediate needs, but also a step-by-step project type format to accommodate their five-year school modernization requirements. The goal of the sales team will be to create a partnership with the school district based on trust, dependability and exclusivity.

3.) During 2002 and 2003, the Company will focus its marketing and selling efforts on school districts that are adhering to "class size reduction" parameters mandated by the state of California. Most California school districts do not have enough available classroom space to reduce to student to teacher ration to 20 to 1, therefore, portable classroom utilization is the most feasible means for remedying this situation. This approach should allow the Company to secure sales for standard type single-story portable classrooms that can be fabricated quickly and provide profits for the Company.

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

5.) The Company owns a two-story portable classroom design approved by the California Division of the State Architect (DSA). This design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students. The two-story design is fully equipped with easy access to the second story by means of stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts are turning to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. The promotion of our two-story design will be a main focus of our sales team during the next several years.

6.) The Company is currently working on, and will be aggressively working on new designs over the next year to offer school districts a wide selection of alternatives to their campus space needs. The standard single-story portable classroom has served the industry very well over the past twenty years, however, school districts need more than just the 1000 to 2000 square foot portable classroom structure to accommodate their modernization projects. Since many schools need to modernize, fulfill class size reduction requirements and meet increasing enrollments, they need larger scale additions to their existing infrastructure. School districts want their campuses to possess the aesthetic appearance of stick-built construction instead of the modular appearance. The era has come for modular manufacturers to expand their scope of services beyond the manufacturing plant. New designs are being implemented to provide school districts with a complete wing addition with at least half of the labor to be performed on site. This expansion of services is tailored more towards modular construction instead of the typical modular manufacturing. Modular construction will consist of utilizing component sections of a structure, i.e., walls, ceiling, etc. fabricated in-plant, thus, transporting these components on-site to finish the project. The completed structure will offer school districts an affordable and quicker alternative to stick-built construction methods with considerable cost savings. By incorporating modular construction methods into our business model, we will be capable of offering our customers practically any type of classroom/space addition requirements.

7.) The Company currently owns a piggyback contract with a large public school district, allowing other districts and municipalities to procure modular structures without exercising solicitations for public bids. During the next 12 months, the Company's sales team will canvass school districts, to purchase their upcoming classroom space requirements off this piggyback contract, potentially resulting in increased exposure for the Company along with prospective increased revenue and profits.

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

The Company's independent certified public accountants have stated in their report included in the Company's April 30, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Employees

As of July 31, 2002, the Company had no employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices, comprising a total of approximately 6,000 square feet, are currently located at 2724 Nathan Ave., Modesto, California. The Company does not pay for these facilities and does not expect to pay for these facilities as the facilities are provided by the Chief Executive Officer through a partnership relationship. The Company believes that the current facilities are suitable for its current needs.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None during this reporting period.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None during this reporting period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None during this reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during this reporting period.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                       Description

99.1 Certification of Phillip Hamilton Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

99.2     Certification of Adam Debard Pursuant to Section 906 of
         Sarbanes-Oxley Act of 2002 (filed herewith)

(b)  Reports on Form 8-K filed during the three months ended July 31, 2002

     None.

                                       SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global Diversified Industries, Inc

Date:  September 13, 2002               by: /s/ Phillip Hamilton
Phillip Hamilton, President

Exhibit No.     Description

(3) Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3 filed on July 6, 2001

(3.2) Amendment to Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.2 filed on July 6, 2001

(3.3)   Bylaws incorporated by reference to Form SB-2, file no. 333-
        83231, incorporated by reference to Exhibit 3.3 filed on July 6, 2001

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