Form 10QSB
period 2002-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2002-12-23
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
OCTOBER 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 333-83231

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
              (Exact name of Company as specified in its charter)

             Nevada                                         95-4741485
(State or jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                         Identification No.)

          1200 Airport Drive, Chowchilla, California            93610
           (Address of principal executive offices)           (Zip Code)

                   Company's telephone number: (559) 665-5800

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, $0.001 Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of December 20, 2002, was 109,443,891.

                        GLOBAL DIVERSIFIED INDUSTRIES, INC
                      Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ended October 31, 2002

                                  TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              OCTOBER 31, 2002 AND APRIL 30, 2002

              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
              FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2002
              AND 2001

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
              OCTOBER 31, 2002

     ITEM 2:  MANAGEMENT'  DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     ITEM 3: CONTROLS AND PROCED RES

PART II: OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                           (Unaudited)
                                           October 31, 2002     April 30, 2002
ASSETS:
Current assets:
Cash and equivalents                       $           -        $       4,615
Advance to consultant                              9,096                9,096
Inventory, net                                    379,474              379,474
Prepaid expenses                                  15,225                    -
Total current assets                             403,795              393,185

Property, plant and equipment, at cost         1,134,376            1,129,893
Less: accumulated depreciation                  (182,181)             (99,933)
                                                 952,195            1,029,960

Other assets:
Deposits                                          15,225                    -
Engineering and architectural plans               89,328                    -
                                                 104,553                    -

Total assets                                   1,460,543            1,423,145

                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Cash disbursed in excess of available funds       16,405                    -
Accounts payable and accrued liabilities         126,489              218,022
Advance from related parties                       1,800                5,814
Notes payable - current portion                  350,000                    -
Other advances                                         -               20,900
Total current liabilities                        494,694              244,736

Notes payable to shareholders                    268,665              700,000

Stockholder's equity:

Series A preferred stock, par
value $.001 per share;
10,000,000 shares authorized;
none issued and outstanding at
October 31, 2002 and April 30, 2002                    -                    -

Common stock, par value $ .001
per share; 400,000,000 shares
authorized; 109,443,891 shares
issued at October 31, 2002 and
April 30, 2002                                  109,444               109,444
Additional paid in capital                    3,063,401             3,038,401
Common stock subscriptions                      456,600                16,600
Retained earnings                            (2,932,261)           (2,686,036)
Stockholder's Equity                            697,184               478,409
                                              1,460,543             1,423,145

See accompanying notes to the unaudited condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                     (UNAUDITED)

                             For The Three Months      For The Six Months
                              Ended October 31,         Ended October 31,
                              2002           2001      2002           2001

Revenues                    $         -    $        -  $          - $        -
Cost of goods sold                    -             -             -          -
Gross margin                          -             -             -          -

Operating expenses:
General and administrative      155,192       125,120       196,583    162,051
Interest expense                  2,394            75         2,394        150
Depreciation                     25,789           781        82,248      1,562
Total expense                   183,375       125,976       281,225    163,763

Loss from operations           (183,375)     (125,976)     (281,225)  (163,763)

Other Income                     35,000             -        35,000          -

Income (taxes) benefit                -             -             -          -
Net loss                       (148,375)     (125,976)     (246,225)  (163,763)

Loss per common share
(basic and assuming
dilution)                         (0.00)        (0.01)        (0.00)     (0.02)
Weighted average shares     109,443,891    10,042,205   109,443,891 10,042,205

See accompanying notes to the unaudited condensed consolidated financial information

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Six Months
                                                           Ended October 31,
                                                          2002            2001

Cash flows from operating activities:
Net Loss for the period from operations               $  (246,225)  $ (163,763)
Adjustment to reconcile net income to net cash:
Depreciation                                               82,248        1,562
Common stock issued in exchange
for services rendered                                           -       51,429
Other income in connection with
common stock subscription in
exchange for debts                                        (35,000)           -
Change in assets and liabilities:
(Increase)/Decrease in prepaid
expenses and deposits                                     (30,450)           -
(Increase)/Decrease in other assets                       (89,328)     (10,250)
Increase/(Decrease) in accounts
payable and accrued expenses                               58,467      121,073
Increase in cash disbursed in
excess of available funds                                  16,405            -
Net cash provided by/(used in)
operating activities:                                    (243,883)          51

Net cash from investing activities:
Capital expenditure, net                                   (4,483)           -
Net cash provided by/(used in)
investing activities                                       (4,483)           -

Cash flows from financing activities:
Repayment of related parties advances                      (4,014)           -
Proceeds from notes payable to shareholders               247,765            -
Net cash provided by/(used in)
financing activities                                      243,751            -

Net increase (decrease) in cash
and cash equivalents                                       (4,615)          51
Cash and cash equivalents at
beginning of the period                                     4,615          370
Cash and cash equivalents at end of the period                  -          421

Supplemental Disclosures of Cash
Flow Information:
Cash paid during the period for interest                        -            -
Cash paid during the period for income taxes                    -            -
Common stock issued for services                                -       51,429

See accompanying notes to the unaudited condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                OCTOBER 31, 2002

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated April 30, 2002, financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Business and Basis of Presentation

Global Diversified Industries, Inc. (the "Company"), formerly Global
Foods Online, Inc. ("Global Foods"), is incorporated under the laws of the State of Nevada and is in the business of designing, manufacturing and marketing re0locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California and other Western States.

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

Change in Accounting Estimate

At the beginning of the second quarter of fiscal year 2002, the Company changed The estimated useful lives of its property and equipment from 5 years to 10 Years to better reflect the value of the assets. The changes lowered total Depreciation expense by approximately $30,000, equivalent to $0.00 per share, For the quarter ended October 31, 2002.


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

The Company's subsidiary Global Modular, Inc. has received necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their two-story designs. The Company is currently under contract to provide a large public school district in Southern California with (18) two-story portable classrooms. Commencement for fabrication of the two-story structures is scheduled upon completion of plant set-up and initialization targeted for early 2003.

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

7.) The Company is currently in the process of fulfilling an existing order with a Southern California public school district for fabrication of (18) two-story portable classrooms. Commencement of fabrication will be upon completion of plant set-up and initialization, which is targeted for early 2003.

8.) In an effort to increase share value and growth through acquisitions, the Company will search for companies who can compliment the Company's core business structure.

9.) The Company will implement a marketing program through newly formed alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

10.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

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

Employees

As of October 31, 2002, the Company had 22 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices have moved to 1200 Airport Drive, Chowchilla, California. The property consumes 16 acres of real estate including a structure comprising approximately 100,000 square feet of usable space. The structure will be utilized by the Company's executive management team including officers, managers, salaried and hourly employees of their Global Modular, Inc. division. The Company's management staff will utilize approximately 3,000 sq. ft. of space while the modular division staff will utilize approximately 97,000 sq.ft. of space for sales, marketing, engineering and manufacturing space. The Company has entered into a three-year lease (including options for renewals) for said property at an initial monthly rate of $15,225 for the first year with moderate increases thereafter. The Company believes the property is an ideal location for its modular division to serve both the Southern and Northern California markets. The Company also believes the current facilities are suitable for its current and future needs.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) On October 31, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

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

(b)  Reports on Form 8-K filed during the three months ended October 31, 2002

     None.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Global Diversified Industries, Inc.

Date:  December 23, 2002              By: /s/ Phillip Hamilton
                                      Phillip Hamilton, President


                                 CERTIFICATIONS

I, Phillip Hamilton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Diversified Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
          about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  December 23, 2002


                                        /s/ Phillip Hamilton
                                        Phillip Hamilton
                                        President and Chief Executive Officer

                                   CERTIFICATIONS

I, Adam Debard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Diversified Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
          about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  December 23, 2002


                                          /s/ Adam Debard
                                          Adam Debard  Treasurer

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