Form 10QSB
period 2003-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2003-03-21
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JANUARY 31, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of March 13, 2003, was 112,343,891.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC
                   Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ended January 31, 2003


                              TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              JANUARY 31, 2003 AND APRIL 30, 2002

              CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
              FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
              JANUARY 31, 2003

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     ITEM 3: CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS


                                                   (Unaudited)
                                                    January 31      April 30
                                                         2003         2003

ASSETS:
Current assets:
Cash and equivalents                                $      18,610  $     4,615
Advance to consultant                                       9,096        9,096
Inventory, net                                            377,674      379,474
Total current assets                                      405,380      393,185

Property, plant and equipment, at cost                  1,339,816    1,129,893
Less: accumulated depreciation                           (207,970)     (99,933)
                                                        1,131,846    1,029,960

Other assets:
Deposits                                                   25,779            -
Prepaid Expenses                                          147,454            -
                                                          173,233            -

Total assets                                            1,710,459    1,423,145

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities                   78,633      218,022
Advance from related parties                                    -        5,814
Notes payable to shareholder - current portion            140,000            -
Notes payable                                              95,350            -
Other advances                                                  -       20,900
Total current liabilities                                 313,983      244,736

Notes payable to shareholders                             509,465      700,000

Stockholder's equity:
Series A preferred stock, par
value $.001 per share;
10,000,000 shares authorized;
none issued and outstanding
at January 31, 2003 and April 30, 2002                          -            -
Common stock, par value $
..001 per share; 400,000,000
shares authorized; 112,343,891 and 109,443,891
shares issued at January 31, 2003 and
April 30, 2002, respectively
                                                          112,344      109,444
Additional paid in capital                              3,089,501    3,038,401
Common stock subscriptions                                666,600       16,600
Accumulated Deficit                                    (2,981,434)  (2,686,036)
Total Stockholder's Equity                                887,011      478,409
                                                        1,710,459    1,423,145

See accompanying notes to the unaudited condensed consolidated financial information

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                  For The Three Months           For The Nine Months
                                                    Ended January 31,             Ended January 31,
                                                  2003            2002           2003            2002

Revenues                                          $       -      $       -       $      -     $         -
Cost of goods sold                                        -              -              -               -

Gross margin                                              -              -              -               -

Revenue                                                   -        146,846              -         146,846
Cost of goods sold                                        -        106,178              -         106,178
Gross margin                                              -         40,668              -          40,668

Operating expenses:
Selling, general and administrative                  41,785        273,561        238,368         435,612
Depreciation                                         25,789         43,415        108,037          44,977
Total expense                                        67,574        316,976        346,405         480,589

Loss from operation                                 (67,574)      (276,308)      (317,405)       (439,921)

Other income, net                                    27,098              -         62,098               -
Interest income (expense)                            (8,697)          (247)       (11,091)           (397)

Loss before income taxes and discontinued
operations                                          (49,173)      (276,555)      (295,398)       (440,318)
Income (taxes) benefit                                    -              -              -               -
Loss before discontinued operations                       -       (276,555)             -        (440,318)
Loss from discontinued operations                         -              -              -               -
Loss on disposal of segment                               -       (565,000)             -        (565,000)
Net loss                                            (49,173)      (841,555)      (295,398)     (1,005,318)

Loss per common share
(basic and assuming dilution)                         (0.00)         (0.04)         (0.00)          (0.04)
Continued operations                                  (0.00)         (0.01)         (0.00)          (0.02)
Discontinued operations                                   -          (0.03)             -           (0.02)
Weighted average shares                         112,103,085     20,089,220    110,339,959      27,279,001




See accompanying notes to the unaudited condensed consolidated financial information

                            GLOBAL DIVERSIFIED INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                   For the Nine Months Ended
                                                            January 31
                                                   2003                  2002

Cash flows from operating activities:
Net loss for the period from continued operations $   (295,398)    $  (440,318)
Net loss for the period from discontinued
 operations                                                  -               -
Loss from disposal of segment                                -        (565,000)
Adjustment to reconcile net income to net cash:
Depreciation                                           108,037          44,977
Common stock issued in exchange
for services rendered                                   29,000         283,980
Common stock issued in exchange for debt                     -          75,767
Common stock subscribed in exchange for
previously incurred debt                               650,000               -
Common stock issued in connection with
 acquisition                                                 -         456,000
Other income in connection with
common stock subscription in
exchange for debts                                     (35,000)              -
Change in assets and liabilities:
(Increase)/Decrease in inventory                         1,800               -
(Increase)/Decrease in deposits                        (25,779)              -
(Increase)/Decrease in prepaid expenses               (147,454)        (19,346)
Increase/(Decrease) in accounts
payable and accrued expenses                            10,611         177,819

Net cash provided by/(used in) operating activities:  (354,183)         13,879

Net cash from investing activities:
Capital expenditures, net                             (209,923)              -
Net cash provided by/(used in)
investing activities                                  (209,923)              -

Cash flows from financing activities:
Proceeds from bank loans                                95,350               -
Repayment of notes payable                                   -          (3,000)
Repayment of other advances                            (20,900)              -
Repayment of related parties advances                   (5,814)              -
Proceeds from notes payable to shareholders            509,465               -
Net cash provided by/(used in)
financing activities                                   578,101          (3,000)

Net increase (decrease) in cash
and cash equivalents                                    13,995          10,879
Cash and cash equivalents at beginning of the period     4,615             370
Cash and cash equivalents at end of the period          18,610          11,249

See accompanying notes to the unaudited condensed consolidated financial information


                           GLOBAL DIVERSIFIED INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                   For the Nine Months Ended
                                                            January 31
                                                   2003                  2002

Supplemental Disclosures of Cash
Flow Information:
Cash paid during the period for interest           $       -        $        -
Cash paid during the period for income taxes               -                 -
Common stock issued for services                      29,000           283,981
Common stock issued in exchange for debt                   -            75,767
Common stock subscribed in exchange for
previously incurred debt                             650,000                 -
Acquisition:
Assets acquired                                            -         1,500,000
Goodwill                                                   -            85,000
Accumulated deficit                                        -                 -
Liabilities assumed                                        -          (700,000)
Common stock issued                                        -          (885,000)
Net cash paid for acquisition                              -                 -
Acquisition:
Assets acquired                                            -           846,679
Goodwill                                                   -         1,855,079
Accumulated deficit                                        -                 -
Liabilities assumed                                        -        (2,245,758)
Common stock issued                                        -          (456,000)
Net cash paid for acquisition                              -                 -
Liabilities disposed of in disposal of business, net       -           565,000
Net cash received in disposal of business                  -             1,000

See accompanying notes to the unaudited condensed consolidated financial information

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                JANUARY 31, 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements of Global Diversified Industries, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the nine month period ended January
31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the April 30, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation

Global Diversified Industries, Inc. (the "Company"), formerly Global Foods Online, Inc. ("Global Foods"), is incorporated under the laws of the State of Nevada, and is in the business of designing, manufacturing and marketing relocatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California and other Western States.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprise, Inc. ("Lutrex") and Global Modular, Inc. ("Global Modular"), as well as its formerly owned subsidiary, Majestic Modular Buildings, Ltd. ("Majestic Modular"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B - BUSINESS COMBINATIONS

On December 11, 2001, the Company acquired all of the issued and outstanding common shares of Majestic Modular Buildings, Ltd. ("Majestic Modular"), a wholly owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to this Agreement, Majestic Modular became a wholly-owned subsidiary of the Company. The Agreement specifically provided that the Company is not assuming Majestic Modular's debt. The liabilities, obligations and duties of Majestic Modular shall remain with the subsidiary.

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

The value of Majestic Modular assets acquired (excluding goodwill) was $846,679 and liabilities recorded were $2,095,758, for a negative book value of $1,249,079. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,855,079 was recorded as goodwill. The acquisition is being accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of acquisition. Majestic Modular is a separate legal entity and the Company did not guaranty or assume any of the debts or obligations of Majestic Modular.

The following summarizes the acquisition of Majestic Modular:

Issuance of 28,500,000 shares of common stock              $    (456,000)
Additional 5,000,000 shares of common stock                     (150,000)
Assets acquired                                                  846,679
Liabilities recorded                                          (2,095,758)
Goodwill                                                       1,855,079
                                                           $           -

In January 2002, the Company sold Majestic Modular (see Note C).

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

The following summarizes the contribution of Lutrex:

Note payable                                    $    (700,000)
Issuance of 59,000,000 shares of common stock        (885,000)
Assets acquired                                     1,500,000
Excess of costs over tangible assets acquired          85,000
                                                $           -

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the three and nine months ended January 31, 2003 and 2002 were:

                              Three months ended      Nine months ended
                                 January 31              January 31
                              2003           2002     2003         2002

Revenues                      $      -      $    -    $    -     $     -
Expenses                             -           -         -           -
Net income (loss)                    -           -         -           -

The following summarizes the loss on the disposition of Majestic
Modular Buildings, Ltd.:

Cash received                                               $      1,000
Debts recorded                                                 2,135,758
Net assets disposed of                                        (2,701,758)
Net loss on disposal                                            (565,000)

NOTE D - SUBSEQUENT EVENTS

On February 27, 2003, the Company entered into an Agreement and Plan of Exchange ("Agreement") with Modular Modernization, Inc. ("MMI"), a company organized under the laws of the State of California. In connection with the Agreement, MMI will transfer to the Company approximately $300,000 of raw materials and approximately $200,000 of plant equipment and machinery in exchange for 2,666,666 shares of preferred stock of the Company and the issuance of a note payable in the amount of $100,000, payable monthly over a 12-month period with a five (5) percent interest rate. The Company anticipates consummating the acquisition during the fourth quarter of this fiscal year.

On February 28, 2003, the Company entered into an Agreement and Plan of Exchange ("Exchange") with MBS Construction, Inc. ("MBS"), a company organized under the laws of the State of Nevada. MBS is a private-held company and is engaged in the business of fabrication, renovation, and site installation of modular structures in California. In connection with the Exchange, MBS will transfer to the Company all of its tangible and intangible assets in exchange for a total of 4,000,000 shares of common stock of the Company and 1,500,000 cashless warrants with an exercise price of $0.03 per share that expire 12 months from the date of the acquisition. The Company anticipates consummating the acquisition during the fourth quarter of this fiscal year.

ITEM II  MANAGEMENT'S DISCUSSION AND ANALYSIS AND TWELVE-MONTH PLAN
OF OPERATIONS

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

DESCRIPTION OF COMPANY:

The Company is a holding company that currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., a modular manufacturing entity, and Global Modular, Inc., a sales and marketing company exclusively representing Lutrex Enterprises, Inc. In February 2003 the
Company entered into agreements to acquire two private companies, Modular Modernization, Inc. and MBS Construction, Inc. The Company believes that these two recent planned acquisitions further compliment its core modular division business model.

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

The Company's subsidiary Global Modular, Inc. has received necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single and two-story designs. The Company is currently under contract to provide relocatable classrooms involving various designs to school districts in Southern California. Commencement for fabrication of these structures is scheduled for the Company's first fiscal quarter of 2003.

Twelve Month Plan of Operation

In the year 2003, the Company will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more constant. In an effort to keep up with the demand for additional classroom space, modular manufacturers are experiencing increased production backlogs throughout the remainder of 2003.

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

3.) During the remainder of the year 2003, the Company will focus its sales and marketing on school districts that are adhering to modernization demands mandated by the passage of Prop.47 and other local school bond measures. Many of the school districts undergoing modernization projects will not have ample classroom space; therefore, relocatable classroom utilization is the most feasible means for remedying this situation. This approach should allow the Company to secure sales for standard type single-story relocatable classrooms that can be fabricated quickly and provide profits for the Company.

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

7.)  The Company possesses a "piggyback" contract with a Southern
California public school district. The school district has recently renewed the piggyback contract and extended the Company's right to utilize the contract through March of 2006.

8.) In an effort to increase share value and growth through acquisitions, the Company will search for companies who can compliment the Company's core business structure.

9.) The Company will implement a program through newly formed alliances with industry experts, media and other key professionals to increase the awareness in the investment community of the Company's products and services.

10.) During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003

Revenues

The Company's revenues decreased from $ 146,846 during the third quarter of 2002 as compared to no revenues during the same period in 2003. This a result of the Company's restructuring in 2003 after completion and delivery of products in connection with the acquisition and subsequently disposing of Majestic Modular in 2002.

Costs and Expenses

The Company's cost of sales decreased from $106,178 during the three months ended January 31, 2002 as compared to no cost of sales during the same period in 2003. This a result of the Company's restructuring in 2003 after completion and delivery of products in connection with the acquisition and subsequently disposing of Majestic Modular in 2002.

The Company's costs and expenses decreased from $ 316,976 during the three months ended January 31, 2002 to $ 67,574 during the three months ended January 31, 2003. General and administrative expenses decreased $231,776, or 85% to $41,785 during the same period. The decrease is a result of the Company restructuring its operations to operate within its current and anticipated available working capital.

Nine Months Ended January 31, 2003

Revenues

The Company's revenues decreased from $146,846 during the nine months ended January 31, 2002 as compared to no revenues during the same period in 2003. This a result of the Company's restructuring in 2003 after completion and delivery of products in connection with the acquisition and subsequently disposing of Majestic Modular in 2002.

Costs and Expenses

The Company's cost of sales decreased from $106,178 during the nine months ended January 31, 2002 as compared to no cost of sales during the same period in 2003. This a result of the Company's restructuring in 2003 after completion and delivery of products in connection with the acquisition and subsequently disposing of Majestic Modular in 2002.

The Company's costs and expenses decreased from $480,589 during the nine months ended January 31, 2002 to $346,405 during the nine months ended January 31, 2003. General and administrative expenses decreased $197,244, or 45% to $238,368 during the same period. The decrease is a result of the Company restructuring its operations to operate within its current and anticipated available working capital. The
Company incurred an increase in depreciation expense of $63,060 to $108,037 during the nine months ended January 31, 2003 as a result of the Company's acquisition of property and equipment during the period.

Liquidity and Capital Resources

As of  January 31, 2003 , the Company had  working capital  of $
91,397 compared to $148,449 at April 30, 2002, a decrease of $57,052.
The decrease in working capital deficit was substantially due to an increase in current portion of a notes payable at January 31, 2003 as compared to April 30, 2002.

While the Company has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. The Company is seeking financing in the form of equity and debt for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements.

The Company generated a cash flow deficit from operations of $ 354,183 for the nine months ended January 31, 2003. Cash flow deficits from operating activities for the nine months ended January 31, 2003 is primarily attributable to the Company's net loss from operations of $ 295,398 adjusted for depreciation and amortization of $ 108,037 , common stock issued for services of $ 29,000 , and an increase in prepaid expenses of $147,454.

The Company invested $209,923 in acquisition of property and equipment during the nine months ended January 31, 2003.

We met our cash requirements during this period through the receipt of a $95,350 loan from a bank and loans from shareholders in the amount of $509,465.

On November 5, 2002 a $13.2 billion School Facilities Improvements bond proposal (Proposition 47) was passed by California voters. This bond measure passage does not include an approximate $9.4 billion worth of local bond measures passed by various school districts throughout the state. A second bond measure worth $12.1 billion will go before the voters on the November 2004 ballot, which is expected
to pass.   These bond measures are about three times higher than the
record $9.2 billion bond California voters approved in 1998. The revenue generated from these bond measures will be used for school modernization programs, which include requirements for relocatable classrooms and modular classroom construction and renovations. To cope with population growth, the State Department of Education estimates that California will need more than 2,500 classrooms each year for the next four years, which equates to more than 10,000 classrooms. Money from the bonds will help overcrowded public and private schools; design upgrades and expand building space at community colleges and other institutions of higher learning throughout California. Due to the current and projected budget cuts throughout the California education sector, public and private schools should turn to relocatable/modular construction to fulfill their additional classroom requirements over the next four years.

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

Employees

As of January 31, 2003, the Company had 22 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices have moved to 1200 Airport Road, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of both Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $15,225 per month for the first year and moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the western United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) On January 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during this reporting period.

ITEM 5.  OTHER INFORMATION

     Subsequent Events.

     Acquisition. On February 27, 2003, the Company acquired Modular Modernization Inc., a private California corporation. Modular Modernization, Inc., through the acquisition, will transfer to Global approximately $300,000 in raw materials and approximately $200,000 in plant equipment and machinery. The raw materials will immediately be placed by Global into inventory to be used for relocatable classroom production. It is anticipated that the equipment and machinery will directly enhance the modular division production capabilities and thereby result in increased plant efficiency. Global shall issue to the MMI shareholders a total of Two Million Six Hundred Sixty Six Thousand Six Hundred Sixty Six (2,666,666) shares of preferred stock. The conversion option will expire within three years from the Effective Date. Global agrees to file a Registration Agreement for MMI after conversion from Preferred to Common Shares. Global will sign a note payable to MMI for One Hundred Thousand Dollars ($100,000.00) payable monthly over a twelve (12) month period, with a five (5) percent interest rate.

     Acquisition. MBS is a privately held company based in Buena Park, CA specializing in the fabrication, renovation and site installation of modular structures. MBS' management team possess more than sixty years of modular industry experience. In the transaction, Global will acquire both tangible and intangible assets from MBS, which include a 3-acre facility in Rialto, California consisting of both fabrication capabilities and general offices. Global is also acquiring DSA (Division of the State Architect) approved designs and other intellectual property tailored for custom projects above and beyond the standard relocatable classroom typically utilized by school districts. Typical finished products by MBS resemble a conventional-built structure and generally range in price from $200,000 to $1,500,000 per project. Global shall issue to MBS a total of Four Million (4,000,000) shares of common stock and One Million Five Hundred Thousand (1,500,000) "cash less" warrants with an exercise price of Three Cents ($0.03) per share that expire twelve months from the date of the acquisition.

     Line of Credit.  In February 2003, the Company secured a
$500,000 line of credit with a local bank to be used for working capital. The Company will continue its efforts throughout the remainder of 2003 to secure additional lines of credit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                Description

99.1 Certification of Phillip Hamilton Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)

99.2     Certification of Adam Debard Pursuant to Section 906 of
         Sarbanes-Oxley Act of 2002 (filed herewith)

(b)  Reports on Form 8-K filed during the three months ended January 31, 2003

None.

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Global Diversified Industries, Inc

Date:  March 20, 2003                   by: /s/ Phillip Hamilton
                                        Phillip Hamilton, President

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

Date:  March 20, 2003


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


Date:  March 20, 2003


                                        /s/ Adam Debard
                                        Adam Debard,   Treasurer

Exhibit                    Description

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