Form 10KSB
period 2003-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2003-09-03
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the Company as of April 30, 2003, Common Stock, par value $0.001 per share was $292,642. As of August 10, 2003, the Company had 112,343,945 shares of common stock issued and outstanding, of which 17,214,246 were held by non-affiliates.

                                TABLE OF CONTENTS

PART I

ITEM 1.     Description of Business....................

ITEM 2.     Description of Property...................

ITEM 3.     Legal Proceedings.....................

ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.     Market for Common Equity and Other Shareholder Matters

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

ITEM 7.     Financial Statements....................

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............

PART III

ITEM 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section
            16(a) of the Exchange Act...................

ITEM 10.    Executive Compensation..................

ITEM 11.    Security Ownership of Certain Beneficial
            Owners and Management....................

ITEM 12.    Certain Relationships and Related Transactions.........

ITEM 13.    Exhibits and Reports on Form 8-K...............

ITEM 14.    Controls and Procedures..................

Signatures.................................

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

ITEM 1. BUSINESS.

Introduction

The Company is a Nevada company with a limited operating history. On December 11, 2001, Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Company") acquired two wholly-owned subsidiaries, Majestic Modular Buildings, Ltd. ("Modular"), and, Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer

Modular is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings and was under contract to build multiple single story classrooms for two school districts in southern California.

The Company is a holding company that currently operates three wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant, MBS Construction Inc., a modular contractor specializing in modular construction site work and renovation, and Global Modular, Inc., a sales, marketing and manufacturing of modular type structures.

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

The Company's total revenues were $2,140 for the year ended April 30, 2003, compared to $0 for the year ended April 30, 2002. The decrease in revenue is due to the disposal of the Majestic Modular acquisition and Global Modular completing their move to a new plant in Chowchilla.

The Company, through the acquisition of Majestic Modular, has a piggybackable contract with a public school district in the Los Angeles, California. On January 20, 2003, the school district extended the duration of the contract through March 20, 2006. The contract contains an expanded variety of single-story and two-story floor plans with many add-on options to meet the typical school district design specifications.

Employees

As of April 30, 2003, the Company had 22 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

ITEM 2. PROPERTIES.

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex, MBS Construction and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $15,225 per month for the first year and moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the 2002-2003 fiscal year end to a vote of the security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2003

                                             High         Low

Quarter Ended April 30, 2003                  .03        .007
Quarter Ended January 31, 2003                .06        .004
Quarter Ended October 31, 2002               .015        .003
Quarter Ended July 31, 2002                  0.02       0.005

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2002

                                             High         Low

Quarter Ended April 30, 2002                 .035        .005
Quarter Ended January 31, 2002               .065        .013
Quarter Ended October 31, 2001               .080        .011
Quarter Ended July 31, 2001                    N          N/a

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

Transfer Agent

The transfer agent and registrar for our common stock is Fidelity
Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City,
Utah 84115.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MD&A

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

Years Ended April 30, 2003 and 2002

Revenues

The Company's total revenues were $ 2,140 for the year ended April 30, 2003 compared to $ 146,846 for the same period in 2002, a decrease of $ 147,706. The decrease is a result of closing the Majestic Modular plant in January 2002 and moving Global Modular Into a new facility which started production in June 2003.

The Company recognized other income of $62, 098 in 2003 as compared to none in 2002. The other income represents Global Modular selling excess equipment not utilized in the new factory located in Chowchilla, CA.

Costs and Expenses

The Company's general and administrative expenses for the year ended April 30, 2003 was $238,991 compared to $554,481 for the same period in 2002, a decline of $315,490, or 57 %. This decrease was due to a decline in professional fees of $339,825 and equipment repairs of $22,203 for the year ended April 30, 2003 as compared to the year ended April 30, 2002. The following expenses increased for the year ended April 30, 2003 as compared to April 30, 2002; insurance expense of $15,900, telephone expense of $11,102, equipment rental of $14,425, utilities of $4,532 and other expenses $579.

The Company's interest costs for the year ended April 30, 2003 was $ 27,649 compared to $ 397 for the same period in 2002, an increase of $27,252. The change is due the Company's increased borrowings during the year ended April 30, 2003.

As a result of limited capital resources and revenues from operations , the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company incurred a net loss of $ 528,836 for ht year ended April 30, 2003. In addition, the Company's current liabilities exceeded its current assets by $ 252,093 as of April 30, 2003. As a result of our operating losses in 2003, we generated a cash flow deficit of $
546,553    from operating activities. Cash flows used in investing
activities was $ 264,005 during this period . We met our cash requirements during this past year primarily through the issuance of notes payable of $308,289, advances in the form of notes payable from related parties of $513,465 and capital contributions of $25,000

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations. There are no assurances that the Company will be able to borrow funds from significant shareholders of the Company in the future.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will have to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

The effect of inflation on the Company's revenue and operating results was not significant.

The Company's operations are in the western United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.

The independent auditors report on the Company's April 30, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

The following Twelve Month Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Twelve Month Plan of Operation

TWELVE MONTH PLAN OF OPERATION

In the year 2004, the Company will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including
California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more constant. In an effort to keep up with the demand for additional classroom space, modular manufacturers are experiencing increased production backlogs throughout the winter months.

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

3.) During 2004 and 2005, the Company will focus its marketing and selling efforts on school districts who are awaiting funds from the State of California to implement their modernization programs. Funding from bond proposals passed by California voters in November 2002 are beginning to flow, permitting school districts to place orders for buildings with targeted deliveries in the third and fourth quarters. Future classroom production for California schools appears promising for the remainder of 2004 and 2005. California will present to its voters the additional $12 billion bond proposal (from Prop. 47) on the March 2004 ballot. Early polls indicate that over 70% of adults surveyed would vote in favor of the proposal, while only 55% voter approval is required to pass.

4.) During the next 12 months, the Company will increase its exposure through various industry related trade shows and seminars. Each year, there are several trade shows throughout the State of California catering to schoolteachers, administrators and facilities personal. Many of these trade shows permit vendors to display their products inside the exhibit arena, i.e., portable classrooms fully erected and the Company intends to take advantage of this.

5.) The Registrant possesses a two-story portable classroom design approved by the California Division of the State Architect (DSA). This design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students. The two-story design is fully equipped with easy access to the second story by means of stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts continue to turn to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. The promotion of our two-story design will be a main focus of our sales team during the next several years. The Registrant also possesses an approved DSA design, which is considered flexible regarding its configuration alternatives. The design offers school districts complete steel construction including upgrades for concrete floors, a variety of exterior finishes and various roof pitches and finished. The design will be used specifically for custom type projects where full campus or wing addition construction is desired.

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

8.) The Company is currently in the process of fulfilling existing orders with several school districts throughout the State of California for fabrication of single story portable classrooms. Delivery and completion of these projects will take place throughout the remainder of 2004. During this period, the Company's sales team will attempt to secure additional orders to help maintain a production backlog during the winter season.

9.) In an effort to increase share value and growth through acquisitions, the Company will search for companies who can compliment the Company's core business structure. The company has completed two acquisitions of this nature in the fourth quarter of this year.

10.) The Company acquired MBS Construction, Inc., (MBS) with corporate offices in Buena Park, California and a storage/fabrication facility located on 3 acres in Riverside, California. MBS brings many valuable assets to the Company, such as, a management team with over 60 years of cumulative modular experience, a current DSA (Division of the State Architect) approved designs and other intellectual property tailored for custom projects above and beyond the standard relocatable classroom typically utilized by school districts and engineering designs for commercial applications, which increase the Company's product diversification.

11.) The purchase agreement with Modular Modernization, Inc. (MMI) provided approximately $300,000 in raw materials and $200,000 in plant equipment. The raw materials were placed into inventory for immediate use in the production of the relocatable classroom buildings. The plant equipment will directly increase the modular production capabilities, which will has the overall effect of increasing profit margins for the Company.

12.) The Company will implement a marketing program through newly formed alliances with Investor Relations (IR) firms, industry experts, media and other key professionals experienced in successfully promoting public corporations.

13.) The Company secured a Line of Credit for Working Capital with County Bank located in Merced California. During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. This search for capital may include equity lines of credit, or other traditional forms of financing.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

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

Audit's Opinion Expresses Doubt About The Company's Ability To
Continue As a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the year ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's recurring losses from operations. If the Company is unable to generate cash flow to meet its obligations and sustain operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 10, 2003, there were approximately 112,343,945 shares of common stock outstanding, of which approximately 17,214,246 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended April 30, 2003, and for the year ended April 30, 2002 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 13, 2001, the Company dismissed its certifying accountant, James E. Scheifley & Associates, P.C. ("Scheifley"). Scheifley's reports on the financial statements for the years ended April 30, 2001 and 2000 and for the period from inception (February 4, 1997 to April 30, 2001) did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that their report for the years ended April 30, 2001 and 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended April 30, 2001 and 2000 , and the subsequent interim period through September 13,2001 the Company has not had any disagreements with Scheifley on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani") as its certifying accountant as of September 13, 2001 for the Company's fiscal year ending April 30, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

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

Based solely on a review of the fiscal year ended April 30, 2003 and subsequently, the Company is unaware that any required reports were not timely filed. It is the Company's intention to ensure, where possible, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2003 and prior.

                           Summary Compensation Table


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Phil Hamilton  2003        0       0         0               0             0             0         0
President      2002        0       0         0            127,200 (1)      0             0         0
               2001        0       0         0               0             0             0         0


(1) This was pursuant to the transaction between the Company and Lutrex and the value of the transaction is based upon the value of the assets and has been noted as a restricted stock award to Mr.
Hamilton.

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class    Name and Address                   Amount of      Percent of
                  of Beneficial Ownership            Beneficial       Class
                                                     Ownership (2)

Common Stock      Hamilton Family Trust(1)            5,000,000       4.45%
                  1200 Airport Drive
                  Chowchilla, CA

Common Stock      Adam Debard(1)                      4,050,000       3.61%
                  1200 Airport Drive
                  Chowchilla, CA

Common Stock      Peter Colmer(1)                             0       0.00%
                  1200 Airport Drive
                  Chowchilla, CA

Common Stock      Rebecca Manadic(3)                 50,000,000      44.51%
                  611 West Main Street
                  Merced, CA

Common Stock      Total                              59,050,000      52.57%

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them except as footnoted in Note 3, below.

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

(4) Pursuant to the terms and conditions of the acquisition of Lutrex Enterprises, Inc., a note for $700,000 has been authorized by the Company to be converted to common shares of the Company in an amount equal to 67,208,333 shares of common stock, hereinafter the "Shares". Those Shares are to be issued to the former shareholders of Lutrex and are currently authorized but unissued and do not have voting rights.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                  CERTIFICATION

I, Phillip Hamilton, certify that:

1.   I have reviewed this report on Form 10-KSB of Global
Diversified;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  August 23, 2003

/s/ Phillip Hamilton
Phillip Hamilton, President and CEO


                                 CERTIFICATION


I, Adam DeBard, certify that:

1.   I have reviewed this report on Form 10-KSB of Global
Diversified;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  August 23, 2003

/s/ Adam DeBard
Adam DeBard, Treasurer

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

                                       Global Diversified Industries, Inc.

Dated: August 23, 2003                 By: /s/Phil Hamilton
                                       Phil Hamilton, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                       Title                             Date

/s/Phil Hamilton               CEO/Chairman of the Board        August 23, 2003
Phil Hamilton

/s/Adam Debard                 Secretary/Treasurer/Director     August 23, 2003
Adam Debard


Index to Financial Statements                                               Page

Report of Independent Certified Public Accountants                           F-3

Consolidated Balance Sheet at April 30, 2003                                 F-4

Consolidated Statements of Losses for the two years
ended April 30, 2003 and 2002                                                F-5

Consolidated Statements of Stockholders' Equity for
  the two years ended April 30, 2003 and 2002                                F-6

Consolidated Statements of Cash Flows for
the two years ended April 30, 2003 and 2002                             F-7  F-8

Notes to Consolidated Financial Statements                             F-9  F-28


                        RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                              CERTIFIED PUBLIC ACCOUNTANTS


                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., and its subsidiaries (the "Company") as of April 30, 2003 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has suffered recurring losses from operations and is experiencing difficulty in generating cash flow to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
July 11, 2003

                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEET
                               APRIL 30, 2003

ASSETS:

Current assets:
Cash and equivalents                                            $    14,097
Accounts receivable, net of allowance for doubtful
 accounts of $89,990 at April 30, 2003                               13,979
Inventory (Note D)                                                  715,692
Prepaid expenses                                                      6,000
Total current assets                                                749,768

Property, plant and equipment, at cost (Note E)                   1,603,264
Less: Accumulated depreciation                                     (223,460)

                                                                  1,379,804

Other assets:
Deposit and others                                                   20,902
Engineering and architectural plans, net of accumulated
amortization of $1,026 at April 30, 2003                            233,337

                                                                    254,239

                                                                  2,383,811

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash disbursed in excess of available fund                            2,268
Accounts payable and accrued liabilities (Note G)                   277,839
Notes payable to related parties (Note H)                           413,465
Notes payable (Note H)                                              308,289
Total current liabilities                                         1,001,861

Commitment and contingencies (Note N)                                     -

Stockholders' equity Series A Preferred stock, par
value $.001 per share; 10,000,000
shares authorized; 666,667 shares
issued and outstanding at April 30, 2003 (Note J)                       667
Common stock, par value $ .001
per share; 400,000,000 shares
authorized; 112,343,945 shares
issued and outstanding at April 30, 2003 (Note J)                   112,344
Additional paid-in capital                                        3,183,835
Preferred stock subscription                                        433,374
Common stock subscriptions                                          866,600
Retained earnings                                                (3,214,871)
Total stockholders' equity                                        1,381,949

                                                                  2,383,811

        See accompanying notes to consolidated financial statements


                        GLOBAL DIVERSIFIED INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE TWO YEARS ENDED APRIL 30, 2003 AND 2002

                                                           2003          2002

Revenues                                                 $   2,140   $ 146,846
Cost of Goods Sold                                         156,881     112,762
Gross Profit (loss)                                       (154,741)     34,084

Operating Expenses:
General and administrative                                 283,991     554,481
Depreciation and amortization                              124,553      95,250
Total Expense                                              408,544     649,731

Loss from Operations                                      (563,285)   (615,647)
Other Income (Expense)                                      62,098           -
Interest Income (Expense)                                  (27,649)       (397)
(Loss) Before Income Taxes and Discontinued Operations    (528,836)   (616,044)
Income Taxes                                                     -           -
Loss before Discontinued Operations                       (528,836)   (616,044)
Loss from Discontinued Operations                                -           -
(Loss) on Disposal of Segment                                    -    (565,000)
Net Loss                                                  (528,836) (1,181,044)

Loss per common share (basic and assuming dilution)
 (Note M)                                                    (0.00)      (0.02)
Continuing Operations                                        (0.00)      (0.01)
Discontinued Operations                                          -       (0.01)
Weighted average shares                                110,828,603  47,571,855

        See accompanying notes to consolidated financial statements

                                          F-5

                         GLOBAL DIVERSIFIED INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE TWO YEARS ENDED APRIL 30, 2003 AND 2002


                                                      Add'l    Preferred   Commmon
                                                      Paid     Stock       Stock    Accmu
               Preferred Stock     Common    Stock     In        Sub         Sub    lated
                 Shares  Amount    Shares    Amount   Capital  scription   scription Deficit      Total
Balance at
April 30, 2001      -    $  -    8,893,093 $ 8,893  $1,428,205 $      -  $  16,600 $(1,504,991)    (51,293)

Shares issued in
July 2001
for cash at
$0.03 per share     -       -    1,714,303   1,714      49,717        -          -           -      51,431
Shares issued in
October 2001
in exchange for
services valued
at approximately
$0.02 per share     -      -       450,000     450       9,550        -          -          -       10,000
Shares issued in
November 2001 in
exchange for
services valued
at approximately
$0.03 per share     -     -      6,963,571   6,964     201,586        -          -          -      208,550
Shares issued in
November 2001 in
exchange for debt
at $0.03 per share  -     -      2,540,090   2,540      73,227        -          -          -       75,767
Shares issued in
November 2001 in
exchange for Lutrex
assets at
$0.02 per share     -    -      59,000,000  59,000     826,000        -          -          -      885,000
Shares issued in
December 2001 in
exchange for
services valued at
approximately $0.03
per share           -    -         144,000     144       3,856        -          -          -        4,000
Shares issued in
January 2002
in connection with
acquisition of
Majestic
Modular Buildings,
Ltd.                -    -      28,500,000  28,500     427,500        -          -          -      456,000
Shares issued in
January 2002
in exchange for
services valued at
approximately $0.02
per share           -    -         572,222     572       9,428        -          -          -       10,000
Shares issued in
March 2002
in exchange for
services valued at
approximately $0.02
per share           -    -        666,666      667      9,333         -          -          -       10,000
Net Loss            -    -              -        -          -         -          -  1,181,044)  (1,181,044)
Balance at
April 30, 2002      -    -    109,443,945  109,444  3,038,402         -     16,600 (2,686,035)     478,411
Shares issued in
November 2002 in
exchange for
services valued at
approximately $0.01
per share           -   -       2,900,000    2,900     21,100         -          -          -       24,000
Shares issued in
February 2003 in
exchange for debt 666,667 667           -        -     99,333         -          -          -      100,000
Contributed capital
from Company
shareholder         -   -               -        -     25,000         -          -          -       25,000
Common stock
Subscription        -   -               -        -          -         -    850,000          -      850,000
Preferred stock
Subscription        -   -               -        -          -   433,374          -          -      433,374
Net loss            -   -               -        -          -         -          -   (528,836)   (528,836)
Balance at
April 30, 2003 666,667  667   112,343,945  112,344  3,183,835   433,374    866,600 (3,214,871)  1,381,949

            See accompanying notes to consolidated financial statements

                               GLOBAL DIVERSIFIED INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWO YEARS ENDED APRIL 30, 2003 AND 2002

                                                         2003          2002

Cash flows from operating Activities:
Net loss from continuing operations                    $  (528,836)  $(616,044)
Net loss from discontinued operations                            -           -
Loss from disposal of business segment                           -    (565,000)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization                              124,553      95,250
Goodwill (expense)                                               -      85,000
Common stock issued in exchange for
services rendered                                           24,000     242,550
Common stock issued in exchange for
reduction of debt                                                -      75,767
Common stock issued in connection
with acquisition of Majestic Modular                             -     456,000
Write-off of advances to consultants                         9,096           -
Change in assets and liabilities:
(Increase)/Decrease in accounts receivable                 (13,979)          -
(Increase)/Decrease in inventory                           (12,210)          -
(Increase)/Decrease in advances to consultant                    -      (9,096)
(Increase)/Decrease in other assets                       (261,265)        500
Increase/(Decrease) in cash
disbursed in excess of available fund                        2,268           -
Increase/(Decrease) in accounts
payable and accrued expenses                               109,820     164,173
Net cash (used in) operating activities:                  (546,553)    (70,900)

Cash flows from investing activities:
Acquisition of MBS Construction, Inc.                      (10,000)           -
Capital expenditure                                       (254,005)           -
Net cash provided (used in) investing activities          (264,005)           -

Cash flows from financing activities:
Sale of common stock for cash                                    -      51,431
Capital contributed by shareholder                          25,000           -
Proceeds from (repayments) of notes payable                308,289      (3,000)
Proceeds from (repayments) of notes payable
 to related parties                                        513,465           -
Advances from related parties                               (5,814)      5,814
Other advances                                             (20,900)     20,900
Net cash provided by financing activities                  820,040      75,145
Net increase in cash and cash equivalents                    9,482       4,245
Cash and cash equivalents at beginning of year               4,615         370
Cash and cash equivalents at end of year                    14,097       4,615

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                    11,494           -
Cash paid during the period for income taxes                     -           -
Common stock issued for services                            24,000     242,550
Preferred stock issued for conversion of notes             100,000           -
Common stock subscribed in exchange for notes payable
to related parties (Note B)                                700,000           -
Preferred stock subscribed in exchange for inventory
and property and equipment (Note G)                        433,374           -
Acquisition of Lutrex Enterprise, Inc. assets:
(Note B)
Assets acquired                                                  -   1,500,000
  Goodwill (expense)                                             -      85,000
  Note payable                                                   -    (700,000)
  Common stock issued                                            -    (885,000)
  Net cash paid for acquisition                                  -           -
Acquisition of Majestic Modular Buildings, Ltd.:
(Note B)
  Assets acquired                                                -     846,679
  Goodwill                                                       -   1,855,079
  Liabilities recorded                                           -  (2,095,758)
  Common stock issued                                            -    (456,000)
  Additional common stock issued                                 -    (150,000)
  Net cash paid for acquisition                                  -           -
Acquisition of MBS Construction, Inc.: (Note B)
  Assets acquired                                          119,550           -
  Liabilities assumed                                      (49,550)          -
  Common stock to be issued                                (60,000)          -
  Net cash paid for acquisition                             10,000           -

         See accompanying notes to consolidated financial statements

                           GLOBAL DIVERSIFIED INDUSTRIES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 30, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Global Diversified Industries, Inc. (the "Company"), is incorporated under the laws of the State of Nevada, and is in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California and other Western States.

On February 28, 2003, the Company entered into an Agreement and Plan of Exchange ("Exchange") with MBS Construction, Inc. ("MBS"), a company organized under the laws of the State of Nevada. MBS is a private-held company and is engaged in the business of fabrication, renovation, and site installation of modular structures in California. Pursuant to the Exchange, MBS became a wholly-owned subsidiary of the Company (Note B).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. ("Lutrex"), Global Modular, Inc. ("Global Modular"), MBS Construction, Inc. ("MBS"), and its formerly owned subsidiary, Majestic Modular Buildings, Ltd. ("Majestic Modular") ( see Notes B and C). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of modular buildings and raw materials for modular structures. (See Note D)

Property and Equipment

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives. (See Note E).

Impairment of Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

The Company follows a policy of recognizing modular structure sales at the time of shipment. The Company has generated $2,140 and $146,846 of revenue for the years ended April 30, 2003 and 2002, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended April 30, 2003 and 2002.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended April 30, 2003 and 2002.

Income Taxes

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended July 31, 2003. The Company has no awards of stock-based employee compensation outstanding at April 30, 2003.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at April 30, 2003 and 2002.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $528,836 and $616,044 during the year ended April 30, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $252,093 as of April 30, 2003.
Comprehensive Income (Loss)

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

Segment Information

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - BUSINESS COMBINATIONS

Majestic Modular Buildings, Ltd.

On December 11, 2001, the Company acquired all of the issued and outstanding common shares of Majestic Modular Buildings, Ltd. ("Majestic Modular"), a wholly owned subsidiary of The Majestic Companies, Ltd. ("Majestic"), through an Agreement and Plan of Exchange ("Agreement"). Pursuant to this Agreement, Majestic Modular became a wholly-owned subsidiary of the Company. The Agreement
specifically provided  the Company did not  assume   Majestic
Modular's debt. The liabilities, obligations and duties of Majestic Modular remained with the subsidiary.

Majestic Modular was engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California.

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

The value of Majestic Modular assets acquired (excluding goodwill) was $846,679 and liabilities recorded were $2,095,758, for a negative book value of $1,249,079. The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,855,079 was recorded as goodwill. The acquisition was accounted for as a purchase in accordance with APB 16 and, accordingly, the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of acquisition. Majestic Modular is a separate legal entity and the Company did not guaranty or assume any of the debts or obligations of Majestic Modular.

The following summarizes the acquisition of Majestic Modular:

Issuance of 28,500,000 shares of common stock            $    (456,000)
Additional 5,000,000 shares of common stock                   (150,000)
Assets acquired                                                846,679
Liabilities recorded                                        (2,095,758)
Goodwill                                                     1,855,079
                                                                     -

In January 2002, the Company sold Majestic Modular (see Note C). In October 2002, the Company and Majestic entered into a Settlement and Release Agreement ("Settlement") that Global agreed to pay to Majestic $25,000 of cash and 4,500,000 restricted shares of common stock to retire the accrued liabilities of $150,000 due Majestic. In October and November 2002, a Global shareholder paid the $25,000 to Majestic on behalf of the Company. The Company accounted the $25,000 payment by the shareholder as a contribution to additional paid-in capital. As of April 30, 2003, the 4,500,000 restricted shares have not been issued to Majestic. In connection with the transaction, the Company valued the 4,500,000 shares of stock at its fair value of $.02 per share, an aggregate $90,000. The Company recorded other income of $35,000 in connection with the Settlement of the $150,000 liabilities due Majestic.

Lutrex Enterprises, Inc.

Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer contributed an aggregate of $1,500,000 of assets in exchange for 59,000,000 shares of the Company's restricted common stock and the issuance of a non-interest bearing note payable in the amount of $700,000 to Lutrex's shareholders. The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net tangible assets contributed, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition is included in the Company's consolidated statement of losses. The Company expensed in 2001 $85,000, which represents the excess of the purchase price over the historical basis of the net tangible Lutrex assets acquired.

The following summarizes the contribution of Lutrex:

Note payable                                              $    (700,000)
Issuance of 59,000,000 shares of common stock                  (885,000)
Assets acquired                                               1,500,000
Excess of costs over tangible assets acquired                    85,000
                                                                      -

Pursuant to Agreement with Lutrex, the Company repaid Lutrex's shareholders $70,000 per month in the form of the Company's restricted common stock from June 2002 through March 2003 in exchange for the $700,000 note payable. As of April 30, 2003, the shares have not been issued by the Company. The Company has accounted for the $700,000 as common stock subscription payable at April 30, 2003.

MBS Construction, Inc.

On February 28, 2003, the Company entered into an Agreement and Plan of Exchange ("Exchange") with MBS Construction, Inc. ("MBS"), a company organized under the laws of the State of Nevada. MBS is a private-held company and is engaged in the business of fabrication, renovation, and site installation of modular structures in California. Pursuant to the Exchange, MBS became a wholly-owned subsidiary of the Company.

In connection with the Exchange, MBS transferred to the Company all of its assets and liabilities in exchange for a total of 4,000,000 shares of the Company's restricted common stock, $10,000 of cash and 1,500,000 cashless warrants with an exercise price of $0.03 per share that expire 12 months from the date of the acquisition. As of April 30, 2003, the 4,000,000 shares have not been issued and the Company has accounted the shares as common stock subscription payable at the fair market value at the date of acquisition.

The following summarizes the acquisition of MBS:

4,000,000 shares of common stock to be issued                $    (60,000)
Cash paid                                                         (10,000)
Assets acquired                                                   119,550
Liabilities assumed                                               (49,550)
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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior periods have been restated. Operating results for the discontinued operations for the year ended April 30, 2003 and 2002 was:

                                                     2003             2002
Revenues                                          $       -       $        -
Expenses                                                  -                -
Net income (loss)                                         -                -

The following summarizes the loss on the disposition of Majestic
Modular Buildings, Ltd.:

Cash received                                                     $     1,000
Debts recorded                                                      2,135,758
Net assets disposed of                                             (2,701,758)
Net loss on disposal                                                 (565,000)

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of April 30, 2003 are as follows:

Finished Goods                                                   $     16,449
Raw Materials                                                         699,243
                                                                      715,692

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at April 30, 2003 consists of the following:

Plant Equipment                                                  $  1,459,611
Furniture and Fixture                                                   2,934
Building and Leasehold Improvement                                    140,719
   Total                                                            1,603,264
Accumulated Depreciation                                            (223,460)
                                                                   1,379,804

Depreciation expense included as a charge to income amounted to $123,527 and $95,250 for the year ended April 30, 2003 and 2002.

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

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2003 are as follows:

Accounts payable                                               $       108,227
Accrued interest                                                        25,044
Accrued payroll and payroll taxes                                       44,568
Other accrued expenses                                                 100,000
Total                                                                  277,839

In February 2003, the Company entered into an Exchange of Interest Agreement with MMI Construction, Inc. ("Agreement with MMI"), an entity controlled by one of the Company's significant shareholders. Pursuant to the Agreement with MMI, MMI transferred to the Company $314,008 of raw material and $219,366 of plant equipment in exchange for 2,666,666 shares of the Company's preferred stock and a deferred payment of $100,000. As of April 30, 2003, the preferred shares have not been issued. The Company accounted the preferred shares to be issued to MMI as preferred stock subscription payable and recorded $100,000 of accrued liabilities due MMI.

NOTE H - NOTES PAYABLE

                                                                April 30, 2003

Note payable to Company shareholder in
monthly installments of interest only at
10.0% per annum; unsecured; maturity date is
in November 30, 2003. Noteholder has the
option to convert $ 400,000 of the principal
balance of the loan to the 2,666,666 of the
Company's Series A preferred stock.                             $     413,465

Note payable in monthly installments of
interest only at the prime lending rate;
unsecured and guaranteed by a Company
shareholder; maturity date of the loan is
July 19, 2003.                                                        274,350

Note payable in 6 monthly installments
beginning May 1, 2003, with interest at 6%
per annum beginning March 1, 2003; unsecured;
maturity date is October 1, 2003                                       18,714

Note payable in 6 monthly installments
beginning May 1, 2003, with interest at 6%
per annum beginning April 1, 2003; unsecured;
maturity date is October 1, 2003                                       15,225

                                                                      721,754

Less: current portion                                                (721,754)

                                                                            -

NOTE I - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note H and accrued liabilities to MMI, an entity controlled by the Company's significant shareholder described in Note G, the Company's President and Chief Executive Officer also advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due at April 30, 2003 was $ 0.

NOTE J - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of April 30, 2003, the Company has issued and outstanding 666,667 shares of preferred stock and 112,343,945 shares of common stock.

During the year ended April 30, 2002, the Company issued a total of 1,714,303 shares of common stock in exchange for $51,431 net of costs and fees. The Company issued an aggregate of 8,796,459 shares of its common stock to consultants for $242,550 of services rendered and charged to income during the year ended April 30, 2002.
The shares issued to the consultants were based upon the market price of the Company's common stock, which did not differ materially from the value of the services rendered. In addition, the Company issued 2,540,090 shares of common stock in exchange for $ 75,767 of previously incurred debt and 59,000,000 shares of the restricted common stock in exchange for assets and raw materials contributed by Lutrex Enterprises, Inc. (see Note B). The Company also issued to The Majestic Companies, Ltd. a total of 28,500,000 shares of restricted common stock in connection with the acquisition of Majestic Modular (See Note B).

In addition to stock subscription payable in connection with the acquisition of MSB (Note B), repayment of notes payable to the Lutrex's shareholders (Note B), settlement of accrued liabilities due Majestic (Note B and G), and the Agreement with MMI (Note G), the Company issued an aggregate of 2,900,000 shares of common stock to consultants during the year ended April 30, 2003 for services in the amount of $24,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 666,667 shares of preferred stock to a shareholder in exchange for $100,000 of previously incurred debt.

NOTE K - STOCK OPTIONS AND WARRANTS

Non- Compensatory Stock Options

The following table summarizes the changes in non-compensatory option outstanding and the related prices for the shares of the Company's preferred stock issued to non-employees of the Company.


                               Options Outstanding                         Options Exercisable
                                     Weighted
                                     Average        Weighted                             Weighted
Exercise             Number         Remaining        Average                             Average
Prices             Outstanding     Contractual      Exercise          Number             Exercise
                                   Life (Years)      Price         Exercisable           Price
$ 5.00             1,500,000                 3     $   5.00         1,500,000           $      5.00
                   1,500,000                 3                      1,500,000$                 5.00


Transactions involving options are summarized as follows:

                                           Number of Shares    Weighted Average
                                                               Price Per Share

Outstanding at April 30, 2001                             -    $            -
   Granted                                                -                 -
   Exercised                                              -                -
   Canceled or expired                                    -                -
Outstanding at April 30, 2002                             -                -
   Granted                                        1,500,000              5.00
   Exercised                                              -                 -
   Canceled or expired                                    -                 -
Outstanding at April 30, 2003                     1,500,000              5.00

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                               Warrants Outstanding                         Warramts Exercisable
                                     Weighted
                                     Average        Weighted                             Weighted
Exercise             Number         Remaining        Average                             Average
Prices             Outstanding     Contractual      Exercise          Number             Exercise
                                   Life (Years)      Price         Exercisable           Price

$  0.03            1,500,000       0.83            $    0.03       1,500,000            $      0.03
                   1,500,000       0.83                            1,500,000                  0.03

Transactions involving warrants are summarized as follows:

                                                      Number of Shares     Weighted Average
                                                                            Price Per Share

Outstanding at April 30, 2001                                        -        $            -
   Granted                                                           -                     -
   Exercised                                                         -                     -
   Canceled or expired                                               -                     -
Outstanding at April 30, 2002                                        -                     -
   Granted                                                   1,500,000                  0.03
   Exercised                                                         -                     -
   Canceled or expired                                               -                     -
Outstanding at April 30, 2003                                1,500,000                  0.03

NOTE L - INCOME TAXES

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

At April 30, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,214,000, expiring in the year 2023, that may be used to offset future taxable income. Operating losses incurred by the Company prior to its emergence from bankruptcy may not be available to the Company to offset future taxable income due to the change in ownership of the Company. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of April 30, 2003 are as follows:

Non Current:
Net operating loss carryforward                             $1,092,000
Valuation allowance                                         (1,092,000)
Net deferred tax asset                                               -

NOTE M - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                            2003          2002
  Net income (loss) available to common stockholders    $ 528,836) $(1,181,044)
  Basic and diluted earning (loss) per share                (0.00)       (0.02)
     Continuing Operations                                  (0.00)       (0.01)
     Discontinued Operations                                    -        (0.01)
  Basic and diluted weighted average number of common
     shares outstanding                               110,828,603   47,571,855

NOTE N - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Lease Commitments

The Company has entered into a three-year lease agreement for its corporate office at a rate of $15,225 per month for the first year and moderate increases for each year thereafter.

Litigation and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended April 30, 2003, the Company incurred losses from operations of $528,836. The Company's current liabilities exceed its current assets by $252,093. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                            EXHIBIT INDEX

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

(10.5) Escrow Agreement with First Union incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.5 filed on July 6, 2001

(10.6) Registration Rights Agreement incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.6 filed on July 6, 2001

(10.7) Agreement with Yorkville Advisors Management, LLC incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 10.7 filed on July 6, 2001

(10.8)  Agreement and Plan of Exchange between Global Diversified
        Industries and MBS, filed on March 17, 2003

(10.9)  Agreement and Plan of Exchange between Global Diversified
        Industries and Modular Modernization, Inc. filed on March 19, 2003

(23) (i) Consent of Russell Bedford Stefanou Mirchandani, is filed herein.

(99.1)  Certification pursuant of Chief Executive Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

(99.2)  Certification pursuant of Chief Financial Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.