Form 10QSB
period 2003-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2003-09-24
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY
31, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

     The total number of issued and outstanding shares of the issuer's common stock, par value $0.001, as of September 13, 2003, was 114,983,945.

                          GLOBAL DIVERSIFIED INDUSTRIES, INC
                        Quarterly Report on Form 10-QSB for the
                          Quarterly Period Ended July 31, 2003

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS:
         JULY 31, 2003 AND APRIL 30, 2003

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
         FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
         FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

         JULY 31, 2003

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  CONTROLS AND PROCEDURES

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)               (Audited)
                                       July 31, 2003           April 30, 2003

ASSETS:

Current assets:
Cash and cash equivalents              $       57,814          $       14,097
Accounts receivable, net of allowance
for doubtful accounts of $89,990 and
$89,990 at July 31, 2003 and April 30,
2003, respectively                            730,891                  13,979
Inventory                                     829,141                 715,692
Advance to employees                            2,500                       -
                                                                        6,000
Total current assets                        1,620,346                 749,768

Property, plant and equipment, at cost      1,605,764               1,603,264
Less: Accumulated depreciation               (261,434)               (223,460)
                                            1,344,330               1,379,804

Other assets:
Deposit and others                             18,263                  20,902
Engineering and architectural plans,
net of accumulated amortization of
$7,320 and $1,026 at July 31, 2003 and
April 30, 2003, respectively                  277,943                 233,337
                                              296,206                 254,239

                                            3,260,882               2,383,811

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash disbursed in excess of available
Fund                                              192                   2,268
Accounts payable and accrued liabilities      621,802                 277,842
Notes payable to related parties              588,465                 413,465
Notes payable                                 651,586                 308,289
Total current liabilities                   1,862,045               1,001,864

Stockholders' equity
Series A Preferred stock, par value
$.001 per share; 10,000,000 shares
authorized; 666,667 shares issued and
outstanding at July 31, 2003 and April
30, 2003                                          667                     667
Common stock, par value $ .001 per
share; 400,000,000 shares authorized;
114,983,945 and 112,343,945 shares
issued and outstanding at July 31,
2003 and April 30, 2003, respectively         114,984                 112,344
Additional paid-in capital                  3,194,494               3,183,834
Preferred stock subscription                  433,374                 433,374
Common stock subscription                     866,600                 866,600
Accumulated deficit                        (3,211,282)             (3,214,872)
Total stockholders' equity                  1,398,837               1,381,947

                                            3,260,882               2,383,811

      See accompanying notes to the unaudited condensed consolidated financial information

                           GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                   For the Three Months Ended
                                                            July 31
                                                   2003                  2002

Revenues                                           $  920,766        $       -
Cost of Sales                                         576,945                -
Gross Profit                                          343,821                -

Operating Expenses:
Selling, General and Administrative                   277,664           41,391
Depreciation and Amortization                          44,267           56,459
Total  Operating Expenses                             321,931           97,850

Income (Loss) from Operations                          21,890          (97,850)

Interest Income (Expense)                             (18,300)               -

Income (Loss) Before Income Taxes                       3,590          (97,850)
Income Taxes                                                -                -
Net Income ( Loss)                                      3,590          (97,850)

Earning (loss) per common share Basic                    0.00            (0.00)
Diluted                                                  0.00            (0.00)
Weighted average shares outstanding               114,535,032      109,443,945

            See accompanying notes to the unaudited condensed consolidated financial information

                             GLOBAL DIVERSIFIED INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                   For the Three Months Ended
                                                            July 31
                                                   2003                  2002

Cash flows from operating activities:
Net income (loss) from operations               $     3,590        $   (97,850)
Adjustment to reconcile net
income (loss) to net cash:
Depreciation and amortization                        44,267             56,459
Common stock issued in exchange
for services rendered                                13,300                  -
Change in assets and liabilities:
(Increase)/Decrease in accounts receivable         (716,912)                 -
(Increase)/Decrease in inventory                   (113,449)                 -
(Increase)/Decrease in other assets                   8,640                  -
Increase/(Decrease) in cash
disbursed in excess of available fund                (2,076)                 -
Increase/(Decrease) in accounts
payable and accrued expenses                        343,960             33,888
Net cash (used in) operating activities:           (418,680)            (7,503)

Cash flows from investing activities:
Capital expenditures                                (53,400)                 -
Net cash (used in) investing activities             (53,400)                 -

Cash flows from financing activities:
Proceeds from (repayments) of notes payable         343,297                  -
Proceeds from (repayments) of
notes payable to related parties                    175,000                  -
Proceeds from (repayments)
advances to related parties                          (2,500)             1,300
Net cash provided by financing activities           515,797              1,300

Net increase in cash and cash equivalents            43,717             (6,203)
Cash and cash equivalents at
beginning of period                                  14,097              4,615
Cash and cash equivalents at end
of period                                            57,814             (1,588)

Supplemental Disclosures of Cash
Flow Information:
Cash paid during the period for interest             20,635                  -
Cash paid during the period for income taxes              -                  -
Common stock issued for services rendered            13,300                  -

         See accompanying notes to the unaudited condensed consolidated financial information

                          GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2003
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended July 31, 2003, are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. ("Lutrex"), Global Modular, Inc. ("Global Modular"), and MBS
Construction, Inc. ("MBS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2003 and the interim disclosure provisions for its financial reports for the quarter ended July 31, 2003. The Company has no awards of stock-based employee compensation outstanding at July 31, 2003.

New Accounting Pronouncements

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

In connection with the Exchange, MBS transferred to the Company all of its assets and liabilities in exchange for a total of 4,000,000 shares of the Company's restricted common stock , $10,000 of cash and 1,500,000 cashless warrants with an exercise price of $0.03 per share that expire 12 months from the date of the acquisition. As of July 31, 2003, the 4,000,000 shares have not been issued and the Company has accounted the shares as common stock subscription payable at the fair market value at the date of acquisition.

The following summarizes the acquisition of MBS:

4,000,000 shares of common stock to be issued              $    (60,000)
Cash paid                                                       (10,000)
Assets acquired                                                 119,550
Liabilities assumed                                             (49,550)

                                                                      -

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $.001 per share, and 400,000,000 shares of common stock with a par value of $.001 per share. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of July 31, 2003, the Company has issued and outstanding 666,667 shares of Series A preferred stock and 114,983,945 shares of common stock.

During the period ended July 31, 2003, the Company issued an aggregate of 2,640,000 shares of its common stock to consultants for $13,300 of services rendered and charged to income during the period ended July 31, 2003. The shares issued to the consultants were based upon the market price of the Company's common stock, which did not differ materially from the value of the services rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED JULY
31, 2003

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

The Company's subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two story designs. The Company is currently under contract to provide relocatable classrooms involving various designs to school districts throughout the State of California. As of July 31, 2003, the Company's subsidiary is experiencing a production backlog for new classrooms, which extends through the next quarter.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, " Cautionary Factors that May Affect Future Results and Market Price of Stock".

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2003 TO THE THREE
MONTHS ENDED JULY 31, 2002

Results of Operations

Total revenues increased to $920,766 in the quarter ended July 31,
2003 from no revenues   in the first quarter of 2002. Revenues were
generated as a result of the initiation of operations of Global Modular's manufacturing and marketing of pre-fabricated, modular type structures during the quarter ended July 31, 2003, and the modular construction site work and renovation business from newly acquired MBS Construction, as described in Note B to the accompanying financial statements.

Cost of revenues was $576,945 and $ 0, respectively for the quarters ended July 31, 2003 and 2002. Gross profit was $343,821 and $0, respectively for the quarters ended July 31, 2003 and 2002. This is due to the initiation of operations of Global Modular and MBS
Construction during the quarter ended July 31, 2003.

Total operating expenses increased to $321,931 in the quarter ended
July 31, 2003 from $97,850 in the first quarter of 2002.   The is
largely attributable to increases in selling, general, and administrative costs in connection with the beginning of operations of Global Modular and MBS Constructions, and consulting and professional fees of which $13,300 was paid with common stock of the Company.

Liquidity and Capital Resources

As of July 31, 2003, the Company had a working capital deficit of $ 241,699. The Company generated a deficit in cash flow from operations of $ 418,680 for the three month period ended July 31, 2003. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net income from operations
of $ 3,590 adjusted for   depreciation and amortization of $ 44,627,
equity-based compensation expense of $ 13,300, an increase in accounts receivable of $ 716,912 , an increase in inventory of $113,449 and an increase in accounts payable of $ 343,960.

Cash flows used in investing activities for the three-month period ended July 31, 2003 consisted of the acquisition of $ 53,400 of
equipment and architectural plans   used in operations.

The Company met its cash requirements during the quarter ended July 31, 2003 through proceeds from the issuance of debt of $ 343,297 and net advances from related parties of $172,500, net of costs.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The  independent  auditors  report  on our  April  30,  2003 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

Twelve Month Plan of Operation

In the year 2004, the Company will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more constant. In an effort to keep up with demand for additional classroom space, modular manufacturers are experiencing consistent production backlogs throughout the remainder of 2003.

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

7.)  The Company possesses a "piggyback contract" with a Southern
California public school district. In January 2003, the school district renewed the piggyback contract and extended the Company's right to utilize the contract through March 2006.

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

Employees

As of July 31, 2003, the Company had sixty employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2003 Form 10-KSB includes a detailed list of cautionary factors that may affect future results.
Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of September 10, 2003, there were approximately 114,983,945 shares of common stock outstanding, of which approximately 17,214,246 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed , summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None during this reporting period.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2003 the Registrant issued 2,500,000 shares to a consultant for services. These issuances were considered exempt under Section 4(2) of the Securities Act of 1933.

In June 2003 the Registrant issued 140,000 shares to consultants for services. These issuances were considered exempt under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K filed during the three months ended July 31, 2002

None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Global Diversified Industries, Inc

Date:  September 22, 2003              by: /s/ Phillip Hamilton
                                       Phillip Hamilton, President

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

Agreement and Plan of Exchange between Global Diversified Industries and Modular Modernization, Inc. filed on March 19, 2003

(99.1)   Certification pursuant of Chief Executive Officer to 18
         U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

(99.2)   Certification pursuant of Chief Financial Officer to 18
         U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                     CERTIFICATIONS

I, Phillip Hamilton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Diversified Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:  September 22, 2003

/s/ Phillip Hamilton
Phillip Hamilton, CEO

                                     CERTIFICATIONS

I, Adam Debard, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global Diversified Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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

Date:  September 22, 2003

/s/ Adam Debard
Adam Debard, CFO

                                     Exhibit 99.1

In connection with the Annual Report of Global Diversified Industries (the "Company") on Form 10-QSB for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phil Hamilton, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.


By: /s/  Phil Hamilton
Phil Hamilton, President

                                     Exhibit 99.2

In connection with the Annual Report of Global Diversified Industries (the "Company") on Form 10-QSB for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Debard, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/Adam Debard
Adam Debard, Treasurer