Form 10QSB
period 2003-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2003-12-19
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934


                        For the period ended October 31, 2003


                         Commission file number 333-83231


                          GLOBAL DIVERSIFIED INDUSTRIES, INC
                (Exact Name of Registrant as specified in its charter)

           NEVADA                                         95-4741485
    (State of Incorporation)                            (IRS Employer
                                                     Identification Number)

       1200 Airport Drive, Chowchilla, CA                        93610
    (Address of Principal Executive Offices)                  (Zip Code)

                            Telephone:  559-665-5800
             (Registrant's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
122,711,445 shares of Common Stock ($.001 par value) as of December
10, 2003.

     Transitional small business disclosure format:  Yes   No  X

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              OCTOBER 31, 2003 AND APRIL 30, 2003

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
              FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003
              AND 2002

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
              OCTOBER 31, 2003

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                         GLOBAL DIVERSIFIED INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)     (Audited)
                                                     October 31,     April 30,
                                                        2003            2003
ASSETS:

Current assets:
Cash and cash equivalents                            $      8,395   $   14,097
Accounts receivable, net of allowance for doubtful
accounts of $89,990 at October  31, 2003 and April
30, 2003                                                  766,153       13,979
Inventory                                               1,159,039      715,692
Prepaid expenses and others                                26,681        6,000
Total current assets                                    1,960,268      749,768

Property, plant and equipment, at cost                  1,681,478    1,603,264
Less: Accumulated depreciation                            300,148      223,460
                                                        1,381,330    1,379,804

Other assets:
Deposit and others                                         18,263       20,902
Engineering and architectural
plans, net of accumulated
amortization of $14,769 and
$1,026 at October 31, 2003
and April 30, 2003, respectively                          317,557      233,337
                                                          335,820      254,239
                                                        3,677,418    2,383,811

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash disbursed in excess of available fund                 38,432        2,268
Accounts payable and accrued liabilities                  623,008      277,842
Notes payable to related parties                          566,465      413,465
Notes payable                                             967,378      308,289
Total current liabilities                               2,195,283    1,001,864

Commitments and contingencies                                   -            -

Stockholders' equity:
Series A Preferred stock, par
value $.001 per share;
10,000,000 shares authorized;
666,667 shares and none
issued and outstanding at
October 31,  2003 and April 30, 2002                         667           667
Common stock, par value $
..001 per share; 400,000,000
shares authorized;
122,711,445 and 112,343,945
shares issued and outstanding
at October  31, 2003 and
April 30, 2003, respectively                             122,711       112,344
Additional paid-in capital                             3,271,392     3,183,834
Preferred stock subscription                             433,374       433,374
Common stock subscription                                806,600       866,600
Accumulated deficit                                   (3,152,609)   (3,214,872)
Total stockholders' equity                             1,482,135     1,381,947
                                                       3,677,418     2,383,811

See accompanying notes to the unaudited condensed consolidated financial information


                     GLOBAL DIVERSIFIED INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     For the three months      For the six months
                                                       ended October 31,        ended October 31,
                                                     2003            2002      2003           2002
Revenues                                             $ 1,712,571   $       -   $ 2,633,337  $      -
Cost of Goods Sold                                     1,092,138           -     1,669,083         -
Gross Profit                                             620,433           -       964,254         -

Operating Expenses:
General, Selling and Administrative                      451,442     155,192       729,106    196,583
Depreciation and Amortization                             46,165      25,789        90,432     82,248
Total Expense                                            497,607     180,981       819,538    278,831

Income/(Loss) from Operation                             122,826    (180,981)      144,716   (278,831)

Other Income (Expense)                                         -      35,000             -     35,000
Interest Income (Expense)                                (64,153)     (2,394)      (82,453)    (2,394)
Income Taxes                                                   -           -             -          -
Net Income/(Loss)                                         58,673    (148,375)       62,263   (246,225)

Loss per common share (basic and assuming dilution)         0.00       (0.00)         0.00      (0.00)
Weighted average shares                              121,120,374 109,443,891   117,809,710 109,443,891


See accompanying notes to the unaudited condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the six  months
                                                          ended October 31,
                                                         2003            2002

Cash flows from operating activities:
Net income (loss) from operations                        $  62,263   $(246,225)

Adjustment to reconcile net
income (loss) to net cash:
Depreciation and amortization                               90,432      82,248
Goodwill (expense)
Common stock issued in exchange
for services rendered                                       26,175           -
Common stock subscription in
exchange for reduction of debt                                   -     (35,000)

Change in assets and liabilities:
(Increase)/Decrease in accounts receivable                (752,174)          -
(Increase)/Decrease in inventory                          (443,347)          -
(Increase)/Decrease in prepaid expense and others          (18,042)   (119,778)
Increase/(Decrease) in cash disbursed in excess of
available fund                                              36,164      16,405
Increase/(Decrease) in accounts
payable and accrued expenses                               345,166      58,467
Net cash (used in) operating activities:                  (653,363)   (243,883)

Cash flows from investing activities:
Capital expenditure                                       (164,428)     (4,483)
Net cash (used in) investing activities                   (164,428)     (4,483)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable                659,089           -
Proceeds from (repayments of) notes payable to related
parties                                                    153,000     247,765
Advances from related parties                                    -      (4,014)
Net cash provided by financing activities                  812,089     243,751

Net increase in cash and cash equivalents                   (5,702)     (4,615)
Cash and cash equivalents at beginning of period            14,097       4,615
Cash and cash equivalents at end of period                   8,395           -

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                    52,860           -
Cash paid during the period for taxes                            -           -
Common stock issued in exchange for services rendered       26,175           -
Common stock issued in exchange
for intellectual property                                   11,750           -

See accompanying notes to the unaudited condensed consolidated financial information

                        GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                   OCTOBER 31, 2003
                                       (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended October 31, 2003, are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS
No. 148 in its financial reports for the year ended April 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at October 31, 2003.

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

In connection with the Exchange, MBS transferred to the Company all of its assets and liabilities in exchange for a total of 4,000,000 shares of the Company's restricted common stock , $10,000 of cash and 1,500,000 cashless warrants with an exercise price of $0.03 per share that expire 12 months from the date of the acquisition. In August 2003, the Company issued to MBS shareholders the 4,000,000 shares of common stock, which was recorded as common stock subscription payable at the fair market value at the date of acquisition as of April 30, 2003 (see Note C).

The following summarizes the acquisition of MBS:

4,000,000 shares of  common  stock issued             $    (60,000)
Cash paid                                                  (10,000)
Assets acquired                                            119,550
Liabilities assumed                                        (49,550)
                                                      $          -

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $.001 per share, and 400,000,000 shares of common stock with a par value of $.001 per share. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of October 31, 2003, the Company has issued and outstanding 666,667 shares of Series A preferred stock and 122,711,445 shares of common stock.

During the six months ended October 31, 2003, the Company issued an aggregate of 5,017,500 shares of its common stock to consultants for $26,175 of services rendered and charged to income during the period ended October 31, 2003. The shares issued to the consultants were based upon the market price of the Company's common stock, which did not differ materially from the value of the services rendered. Additionally, the Company issued an aggregate of 1,350,000 shares of common stock in exchange for $11,750 of intellectual property. The Company also issued to MBS shareholders an aggregate of 4,000,000 shares of common stock, valued at $60,000 at the date of acquisition, pursuant to the Agreement and Plan of Exchange with MBS Construction (see Note B).

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

DESCRIPTION OF COMPANY:

The Company is a holding company that currently operates three wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity which holds equipment and inventory for the registrant, MBS Construction Inc., a modular contractor specializing in modular construction site work and renovation and Global Modular, Inc., a sales, marketing and manufacturing of modular type structures.

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2003 TO THE THREE MONTHS ENDED OCTOBER 31, 2002

Results of Operations

Total revenues increased to $1,712,571 in the quarter ended October 31, 2003 from no revenues in the second quarter of 2002. Revenues were generated as a result of the initiation of operations of Global Modular's manufacturing and marketing of pre-fabricated, modular type structures during the quarter ended October 31, 2003, and the modular construction site work and renovation business from newly acquired MBS Construction, as described in Note B to the accompanying financial statements.

Cost of revenues was $1,092,138 and $ 0, respectively for the quarters ended October 31, 2003 and 2002. Gross profit was $620,433 and $0, respectively for the quarters ended October 31, 2003 and 2002. This is due to the initiation of operations of Global Modular and MBS Construction during the quarter ended October 31, 2003.

Total operating expenses increased to $497,607 in the quarter ended
October 31, 2003 from $180,981 in the second quarter of 2002.
This is largely attributable to increases in selling, general, and administrative costs in connection with the beginning of operations of Global Modular and MBS Constructions, and consulting and professional fees of which $12,875 was paid with common stock of the Company.

Liquidity and Capital Resources

As of October 31, 2003, the Company had a working capital deficit of $235,015. The Company generated a deficit in cash flow from operations of $234,683 for the three-month period ended October 31, 2003. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net income from operations of $ 58,673 adjusted for depreciation and amortization of $ 46,165, equity-based compensation expense of $ 12,875, an increase in accounts receivable of $35,262 , an increase in inventory of $329,898 and an increase in accounts payable of $1,206.

Cash flows used in investing activities for the three-month period ended October 31, 2003 consisted of the acquisition of $111,028 of equipment and architectural plans used in operations.

The Company met its cash requirements during the quarter ended
October 31, 2003 through proceeds from the issuance of debt of $315,792 and a reduction in net advances from related parties of $19,500, net of costs.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2003 TO THE SIX
MONTHS ENDED OCTOBER 31, 2002

Results of Operations

Total revenues increased to $2,633,337 in the six months ended October 31, 2003 from no revenues in the first six months of 2002. Revenues were generated as a result of the initiation of operations of Global Modular's manufacturing and marketing of pre-fabricated, modular type structures during the six months ended October 31, 2003, and the modular construction site work and renovation business from newly acquired MBS Construction, as described in Note B to the accompanying financial statements.

Cost of revenues was $1,669,083 and $ 0, respectively for the six months ended October 31, 2003 and 2002. Gross profit was $964,254 and $0, respectively for the six months ended October 31, 2003 and 2002. This is due to the initiation of operations of Global Modular and MBS Construction during the six months ended October 31, 2003.

Total operating expenses increased to $819,538 in the six months ended October 31, 2003 from $278,831 in the first six months of
2002.   The is largely attributable to increases in selling,
general, and administrative costs in connection with the beginning of operations of Global Modular and MBS Constructions, and consulting and professional fees of which $26,175 was paid with common stock of the Company.

Liquidity and Capital Resources

As of October 31, 2003, the Company had a working capital deficit of $235,015. The Company generated a deficit in cash flow from operations of $653,363 for the six-month period ended October 31, 2003. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net income from
operations of $62,263 adjusted for   depreciation and amortization
of $90,432, equity-based compensation expense of $ 26,175, an increase in accounts receivable of $752,174 , an increase in inventory of $443,347 and an increase in accounts payable of $345,166.

Cash flows used in investing activities for the six-month period ended October 31, 2003 consisted of the acquisition of $164,428 of equipment and architectural plans used in operations.

The Company met its cash requirements during the quarter ended
October 31, 2003 through proceeds from the issuance of debt of $
659,089 and net advances from related parties of $153,000, net of costs.

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

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

Traditionally, the months of November, December and January are seasonably slower throughout the modular manufacturing industry.
The registrant is planning for reduced manufacturing during their third quarter, however, in-house marketing research and analysis forecasts significant potential for new sales bookings for early 2004.

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

Employees

As of October 31, 2003, the Company had sixty employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of December 10, 2003, there were approximately 122,711,445 shares of common stock outstanding, of which approximately 17,214,246 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K filed during the three months ended October 31, 2003

None.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       Global Diversified Industries, Inc.

Date: December 19, 2003                By: /s/  Phillip Hamilton
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: December 19, 2003                By: /s/  Adam DeBard
                                       Chief Operating Officer (Principal
                                       Accounting and Financial Officer)