Form 10QSB
period 2004-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2004-03-23
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934


                    For the period ended January 31, 2004


                      Commission file number 333-83231


                    GLOBAL DIVERSIFIED INDUSTRIES, INC.
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

Yes X   No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
130,367,025 shares of Common Stock ($.001 par value) as of March 19, 2004.

     Transitional small business disclosure format:  Yes   No  X

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

     ITEM I:  ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE SHEETS:
              JANUARY 31, 2004 AND APRIL 30, 2003

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
              FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
              JANUARY 31, 2004

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

     ITEM 5.  OTHER INFORMATION

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                   GLOBAL DIVERSIFIED INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                        January 31, 2004        April 30, 2003
                                           (Unaudited)           (Audited)

ASSETS:

Current assets:
Cash and cash equivalents               $          758          $       14,097
Accounts receivable, net of allowance
for doubtful accounts of $89,990 at
January 31, 2004 and April 30, 2003            202,767                  13,979
Inventory                                    1,222,767                 715,692
Advance to employees                             6,100                       -
Prepaid expenses                                89,331                   6,000
Total current assets                         1,521,723                 749,768

Property, plant and equipment, at cost       1,900,796               1,603,264
Less: Accumulated depreciation                (339,101)               (223,460)
                                             1,561,695               1,379,804

Other assets:
Deposit and others                              26,779                  20,902
Engineering and architectural plans,
net of accumulated amortization of
$23,295 and $1,026 at January 31,
2004 and April 30, 2003, respectively          271,188                 233,337

                                               297,967                 254,239
Total Assets                                 3,381,385               2,383,811

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Cash disbursed in excess of available fund       9,023                   2,268
Accounts payable and accrued
liabilities                                    490,838                 277,842
Notes payable to related parties -
current portion                                 263,293                413,465
Notes payable - current portion                 931,097                308,289
Total current liabilities                     1,694,251              1,001,864

Notes payable to related parties                353,172                      -
Commitments and contingencies                         -                      -

Stockholders' equity
Series A Preferred stock, par value
$.001 per share; 10,000,000 shares
authorized; 666,667 shares issued and
outstanding at January 31, 2004 and
April 30, 2003                                     667                     667
Common stock, par value $ .001 per
share; 400,000,000 shares authorized;
128,761,445 and 112,343,945 shares
issued and outstanding at January
31, 2004 and April 30, 2003,
respectively                                   128,761                 112,344
Treasury stock, at cost                         (1,000)                      -
Additional paid-in capital                   3,381,592               3,183,834
Preferred stock subscription                   433,374                 433,374
Common stock subscription                      716,600                 866,600
Accumulated deficit                         (3,326,032)             (3,214,872)
Total stockholders' equity                   1,333,962               1,381,947
Total liabilities and stockholders'
equity                                       3,381,385               2,383,811

See accompanying notes to the unaudited condensed consolidated financial information


                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                  Three Months Ended            Nine Months Ended
                                                      January 31,                   January 31,
                                                  2004          2003            2004          2003
Revenues                                          $   547,911   $        -      $ 3,181,248   $      -

Cost of Goods Sold                                    378,265            -        2,047,348          -

Gross Profit                                          169,646            -        1,133,900          -

Operating Expenses:
Selling, General and Administrative                   243,011       41,785          972,117    238,368
Depreciation and Amortization                          47,478       25,789          137,910    108,037
Total Operating Expense                               290,489       67,574        1,110,027    346,405

Income (Loss) from Operation                         (120,843)     (67,574)          23,873   (346,405)

Other Income (Expense)                                      -       27,098                -     62,098
Interest Income (Expense)                             (52,580)      (8,697)        (135,033)   (11,091)
Provision for Income Taxes                                  -            -                -          -

Net Loss                                             (173,423)     (49,173)        (111,160)  (295,398)

Loss per Common Share (basic and assuming
dilution)                                               (0.00)       (0.00)           (0.00)     (0.00)

Weighted Average Shares Outstanding               127,174,760   112,103,085     121,954,679 110,339,959


See accompanying notes to the unaudited condensed consolidated financial information


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       For the nine months
                                                        ended January 31
                                                       2004             2003

Cash flows from operating activities:
Net income (loss) from operations                    $   (111,160)  $ (295,398)
Adjustment to reconcile net income
(loss) to net cash:
Depreciation and amortization                             137,910      108,037
Goodwill (expense)
Common stock issued in exchange for
services rendered                                          36,425       29,000
Common stock subscription in exchange for debt                  -      (35,000)
Change in assets and liabilities:
(Increase)/Decrease in accounts receivable               (188,788)           -
(Increase)/Decrease in inventory                         (507,075)       1,800
(Increase)/Decrease in prepaid expense and others         (95,308)    (173,233)
Increase/(Decrease) in cash disbursed
in excess of available fund                                 6,755            -
Increase/(Decrease) in accounts
payable and accrued expenses                              212,996       10,611
Net cash (used in) operating activities:                 (508,245)    (354,183)

Cash flows from investing activities:
Capital expenditure                                      (345,902)    (209,923)
Net cash (used in) investing activities                  (345,902)    (209,923)

Cash flows from financing activities:
  Proceeds from (repayments of) notes payable             622,808       95,350
  Proceeds from (repayments of) notes
payable to related parties                                203,000      509,465
  Proceeds from (repayments of) other advances                  -      (20,900)
  Proceeds from (repayments of) related party advances     15,000       (5,814)
Net cash provided by financing activities                 840,808      578,101

Net increase in cash and cash equivalents                 (13,339)      13,995
Cash and cash equivalents at
beginning of period                                        14,097        4,615
Cash and cash equivalents at end of period                    758       18,610

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                        -            -
Cash paid during the period for taxes                           -            -
Common stock issued in exchange for
services rendered                                          36,425       29,000
Common stock issued in exchange for
intellectual property                                      11,750            -
Common stock issued in exchange for debt                   15,000            -

See accompanying notes to the unaudited condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 JANUARY 31, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. ("Lutrex"), and MBS Construction, Inc. ("MBS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at January 31, 2004.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

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

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of Series A preferred stock with a par value of $.001 per share, and 400,000,000 shares of common stock with a par value of $.001 per share. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of January 31, 2004, the Company has issued and outstanding 666,667 shares of Series A preferred stock and 128,761,445 shares of common stock.

During the nine months ended January 31, 2004, the Company issued an aggregate of 5,692,500 shares of its common stock to consultants for $36,425 of services rendered and charged to income during the period ended January 31, 2004. The shares issued to the consultants were based upon the market price of the Company's common stock at the time the services were provided, which did not differ materially from the value of the services rendered. Additionally, the Company issued an aggregate of 1,350,000 shares of common stock in exchange for $11,750 of intellectual property. The Company also issued to MBS shareholders an aggregate of 4,000,000 shares of common stock, valued at $60,000 at the date of acquisition, pursuant to the Agreement and Plan of Exchange with MBS Construction (see Note B). The Company also issued 375,000 shares to a shareholder in exchange for $15,000 of advances the shareholder made to the Company.

In November 2003, the Company issued to a shareholder 5,000,000 shares of common stock pursuant to a Settlement and Release Agreement the Company entered into in October 2002 with The Majestic Companies, Ltd. in connection with acquisition of Majestic Modular Buildings, Ltd. pursuant to an agreement between the same parties dated February 11, 2002. The shareholder retained 4,000,000 shares of common stock and returned 1,000,000 shares of common stock to the Company as treasury stock. The 4,000,000 shares of common stock retained by the shareholder were valued at $90,000, which was previously recorded as common stock subscription payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2004

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

The Company's third quarter is typically a slower period for manufacturing of portable classrooms due to seasonal conditions throughout the educational sector. Due to commencement of plant operations by Global Modular in May 2003, the Company's subsidiaries were not able to secure a production backlog for the seasonal (slower) winter period. Conversely, this allowed their subsidiaries to focus on assertive marketing tactics, which have rendered increased quote activity including verbal commitments for new orders during the period ending January 31, 2004 compared to a year ago.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2004 TO THE THREE MONTHS ENDED JANUARY 31, 2003

Results of Operations

Total revenues increased to $547,911 in the quarter ended January 31, 2004 from zero revenues in the quarter ended January 31, 2003. Revenues were generated as a result of the initiation of operations of Global Modular's manufacturing and marketing of pre-fabricated, modular type structures during the quarter ended January 31, 2004, and the modular construction site work and renovation business from newly acquired MBS Construction, as described in Note B to the accompanying financial statements.

Cost of revenues was $378,265 and $0, respectively for the quarters ended January 31, 2004 and 2003. Gross profit was $169,646 and $0, respectively for the quarters ended January 31, 2004 and 2003. This is due to the initiation of operations of Global Modular and MBS Construction during the quarter ended January 31, 2004.

Total operating expenses increased to $290,489 in the quarter ended January 31, 2004 from $67,574 in the quarter ended January 31, 2003. The is largely attributable to increases in selling, general, and administrative costs in connection with the beginning of operations of Global Modular and MBS Constructions, and consulting and professional fees of which $36,425 was paid with common stock of the Company.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2004 TO THE NINE
MONTHS ENDED JANUARY 31, 2003

Results of Operations

Total revenues increased to $3,181,248 in the nine months ended January 31, 2004 from zero revenues in the nine months ended January 31, 2003. Revenues were generated as a result of the initiation of operations of Global Modular's manufacturing and marketing of pre-fabricated, modular type structures during the quarter ended January 31, 2004, and the modular construction site work and renovation business from newly acquired MBS Construction, as described in Note B to the accompanying financial statements.

Cost of revenues was $2,047,348 and $0, respectively for the nine months ended January 31, 2004 and 2003. Gross profit was $1,133,900 and $0, respectively for the nine months ended January 31, 2004 and 2003. This is due to the initiation of operations of Global Modular and MBS Construction during the nine months ended January 31, 2004.

Total operating expenses increased to $1,110,027 in the nine months ended January 31, 2004 from $346,405 in the nine months ended January
31, 2003.   The is largely attributable to increases in selling,
general, and administrative costs in connection with the beginning of operations of Global Modular and MBS Constructions, and consulting and professional fees of which $36,425 was paid with common stock of the Company.

Liquidity and Capital Resources

As of January 31, 2004, the Company had a working capital deficit of $172,528. The Company generated a deficit in cash flow from operations of $508,245 for the nine-month period ended January 31, 2004. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net loss from operations of $111,160 adjusted for depreciation and amortization of $137,910 equity-based compensation expense of $36,425, an increase in accounts receivable of $188,788, an increase in inventory of $507,075, an increase in prepaid expenses and other assets of 95,308 and an increase in accounts payable of $212,996

Cash flows used in investing activities for the nine-month period ended January 31, 2004 consisted of the acquisition of $345,902 of equipment and architectural plans used in operations.

The Company met its cash requirements during the nine months ended January 31, 2004 through proceeds from the issuance of debt of $622,808 and net advances from related parties of $218,000, net of costs.

The Company has also met cash requirements through option agreements with related parties. It is to be noted that a related party has an option to convert a certificate of deposit, in an amount of $150,000, which is pledged as collateral on a line of credit on behalf of Global Modular at County Bank, into 750,000 shares of preferred stock and that another related party has an option to convert a certificate of deposit, in an amount of $150,000, which is pledged as collateral on a line of credit on behalf of Global Modular at County Bank, into 750,000 shares of preferred stock.

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

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Twelve Month Plan of Operation

In the year 2004, the Company will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more steadfast. In an effort to keep up with demand for additional classroom space, modular manufacturers are expecting increased production backlogs throughout the remainder of 2004.

Traditionally, school districts begin their planning mode for the next school term portable classroom requirements in the first three months of the calendar year. The majority of new classroom procurements take place after April, however, this year our modular divisions are experiencing significantly increased inquiries and new orders placed in comparison to previous years. The registrant is planning for a solid production backlog by the end of the first quarter with potential for complete backlog through the remainder of fiscal year 2004.

In order to implement our business plan and increase revenues, the Company is implementing the following initiatives:

1.) The Company expects to hire a minimum of two sales professionals who each possess a minimum five years modular/portable classroom sales experience.

2.) The sales and marketing departments intend to separate the portable classroom markets into three distinct regions, Southern California, Central California and Northern California. The marketing department will be responsible for identifying school districts who have had an increase in population in their surrounding demographic area and target that district for solutions to their additional space requirements. The sales professionals will initiate an action plan with the facilities department for not only their immediate needs, but a step-by-step project type format to accommodate their five-year school modernization requirements. The goal of the sales team will be to create a partnership with the school district based on trust, dependability and exclusivity.

3.) During 2004 and 2005, the Company will focus its marketing and selling efforts on school districts who are awaiting funds from the State of California to implement their modernization programs.
Funding from the bond proposal passed by California voters in March
2004 (Proposition 55) will begin to flow within the next few months, permitting school districts to place orders for buildings with targeted deliveries in the second, third and fourth quarters. Future classroom production for California schools appears promising through 2005.

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

6.) The Company is currently working on, and will be aggressively working on new designs over the next year to offer school districts a wide selection of alternatives to their campus space needs. The standard single-story portable classroom has served the industry very well over the past twenty years, however, school districts need more than just the 1000 to 2000 square foot portable classroom structure to accommodate their modernization projects. Since many schools need to modernize, fulfill class size reduction requirements and meet increasing enrollments, they need larger scale additions to their existing infrastructure. School districts want their campuses to possess the aesthetic appearance of stick- built construction instead of the modular appearance. The era has come for modular manufacturers to expand their scope of services beyond the manufacturing plant. New designs are being implemented to provide school districts with a complete wing addition with at least half of the labor to be performed on site. This expansion of services is tailored more towards modular construction instead of the typical modular manufacturing. Modular construction will consist of utilizing component sections of a structure, i.e., walls, ceiling, etc. fabricated in-plant, thus, transporting these components on-site to finish the project. The completed structure will offer school districts an affordable and quicker alternative to stick-built construction methods with considerable cost savings. By incorporating modular construction methods into our business model, we will be capable of offering our customers practically any type of classroom/space addition requirements.

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

13.) The Company secured a Line of Credit for Working Capital with County Bank located in Merced California. During the next 12 months, the Company will be continuing to search for additional capital including debt financing, expansion capital, etc. Thissearch for capital may include equity lines of credit, or other traditional forms of financing.

Employees

As of January 31, 2004, the Company had twenty-two employees. The Company anticipates that the number of employees will increase over the next three months to accommodate the influx in new classroom production. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex, MBS Construction and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $16,125 per month for the remainder of the current fiscal year with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 19, 2004, there were approximately 130,367,025 shares of common stock outstanding, of which approximately 23,200,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No.                     Description

31.1 Certification of Phillip Hamilton Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of E. Adam DeBard to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Phillip Hamilton Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of E. Adam DeBard Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K filed during the three months ended January 31, 2004.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      Global Diversified Industries, Inc.

Date: March 22, 2004                  By: /s/  Phillip Hamilton
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: March 22, 2004                  By: /s/  Adam DeBard
                                      Chief Operating Officer (Principal
                                      Accounting and Financial Officer)