Form 10KSB
period 2004-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2004-08-17
CIK 1090461

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 333-83231

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                       -----------------------------------
               (Exact name of Company as specified in its charter)

                  Nevada                                95-4741485
                  ------                                ----------
        (State or jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                Identification No.)

                1200 Airport Drive, Chowchilla, California 93610
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (559) 665-5800
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 30, 2004, Common Stock, par value $0.001 per share was $18,206,278. As of August 10, 2004, the Company had 142,415,531 shares of common stock issued and outstanding, of which 93,361,531 were held by non-affiliates

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     Description of Business.........................................  3

ITEM 2.     Description of Property.........................................  5

ITEM 3.     Legal Proceedings...............................................  5

ITEM 4.     Submission of Matters to a Vote of Security
            Holders.........................................................  5

                                     PART II

ITEM 5.     Market for Common Equity and Other Shareholder
            Matters.........................................................  5

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  7

ITEM 7.     Financial Statements............................................F-1

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 22

ITEM 8 (A)  Controls and Procedures ........................................ 22

                                    PART III

ITEM 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section
            16(a) of the Exchange Act....................................... 23

ITEM 10.    Executive Compensation.......................................... 24

ITEM 11.    Security Ownership of Certain Beneficial
            Owners and Management........................................... 25

ITEM 12.    Certain Relationships and Related Transactions.................. 26

ITEM 13.    Exhibits and Reports on Form 8-K................................ 26

ITEM 14.    Principal Accountant's Fees and Services........................ 28

Signatures.................................................................. 29

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

OVERVIEW

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

The Company's total revenues were $3,827,608 for the year ended April 30, 2004, compared to $2,140 for the year ended April 30, 2003. The increase in revenue is due to Global Modular starting operations in May 2003, at their new plant in Chowchilla.

The Company has a piggybackable contract with a public school district in the Los Angeles, California. On January 20, 2003, the school district extended the duration of the contract through March 20, 2006. The contract contains an expanded variety of single-story and two-story floor plans with many add-on options to meet the typical school district design specifications.

Employees
---------

As of April 30, 2004, the Company had 75 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company Fdoes not expect to have any collective bargaining agreements covering any of its employees.

The Company has recently hired two seasoned sales professionals from the modular building industry. The two employees have over 35 years of combined modular building/portable classrooms direct sales experience. Both have spent most of their employment tenure with companies who have been providing school districts with modular structures for over 30 years each. The two employees possess and exceptional reputation for reliability and customer service throughout the industry and are expected to capture a significant portion of market share over the next 12 months and beyond.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the 2003-2004 fiscal year end to a vote of the security holders.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on April 30, 2004
-------------------------------------------

                                      HIGH   LOW

Quarter Ended April 30, 2004          .32    .09
Quarter Ended January 31, 2004        .16    .07
Quarter Ended October 31, 2003        .11    .02
Quarter Ended July 31, 2003           .07    .01

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on April 30, 2003
-------------------------------------------

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

Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, Risk Factors that May Affect Future Results and Market Price of Stock.

The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for the Company. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

General Overview
----------------

The Company generates revenue from the sale of pre-fabricated, modular type structures. educational institutions , such as public and private schools, universities, etc., child-care providers and municipalities. Our product lines consist of a variety of re-locatable (portable) classroom designs, including both single-story and two-story floor plans

Critical Accounting Policies
----------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o   revenue recognition
         o   inventories
         o   allowance for doubtful accounts
         o   stock-based compensation

Revenue Recognition
-------------------

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold under stipulated contractual terms under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

Inventories
-----------

We value our inventories, which consist primarily of raw materials, work-in-process and finished modular structures, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts
------------------------------------

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2004, we determined there was no reserve required against our account receivables.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Comparison of Years Ended April 30, 2004 and 2003

Revenues
--------

The Company's total revenues were $3,827,608 for the year ended April 30, 2004 compared to $2,140 for the same time period in 2003, an increase of $3,825,468. The increase is a result of starting production in May 2003 in the new facility.

The Company recognized $ 62,098 of other income in 2003 as compared to no other income in 2004. The other income in 2003 represents Global Modular selling excess equipment not utilized in the new factory located in Chowchilla, CA.

Gross Profit
------------

For the year ended April 30, 2004, the Company's gross profit margin was 33.1 % compared to a negative gross margin in 2003. The change is a result of starting production in May 2003 in the new facility.

Costs and Expenses
------------------

The Company's general and administrative expenses for the year ended April 30, 2004 was $ 1,417,098 compared to $283,991 for the same period in 2003, an increase of $1,133,107. This increase was due to production starting in May 2003 which required general and administrative cost to rise along with the revenue.

The Company's interest cost for the year ended April 30, 2004 was $ 98,739 compared to $27,649 for the same period in 2003, an increase of $71,090. The change is due to the Company's increased borrowings due to starting production in May 2003 during the year ended April 30, 2004.

Liquidity and Capital Resources
-------------------------------

As reflected in the accompanying financial statements, the Company incurred a net loss of $ 428,067 for the year ended April 30, 2004. As a result of our operating loss in 2004, we generated a cash flow deficit of $ 605,380 from operating activities. Cash flows used in investing activities was $ 413,923 during this period. We met our cash flow requirements during primarily through the issuance of notes payable of $ 277,205, advances in the form of notes payable from related parties of $ 327,350 and sale of company stock of $1,093,845.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide he necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. There are no assurances the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity form operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect, on our business, results of operations, liquidity and financial condition.

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

The independent auditors report on the Company's April 30, 2004 financial statements included in this Form states that the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements
------------------------------

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Business Concentration
----------------------

During the year ended April 30, 2004, the Company recognized approximately 2,384,600, or 62% of its revenues from sales of its products to three (3) customers. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB issued Interpretation No. 46 did not have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

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

RISKS AND UNCERTAINTIES

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "PLAN," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD REVIEW CAREFULLY VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET BELOW AND IN THE COMPANY'S OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING OR IN CONTINUING OUR OPERATIONS.

         We have focused our efforts on developing our business in the construction and sale of modular building structures. We will need to raise additional capital to continue to implement fully our business plan and continue to establish adequate manufacturing, marketing, and sales operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE NEGATIVELY
AFFECTED.

         We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

         o manage our business and our subsidiaries as a cohesive enterprise;
         o manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
         o add internal capacity, facilities and third-party sourcing arrangements as and when needed;
         o        maintain service quality controls; and
         o attract, train, retain, motivate and manage effectively our employees.

         There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

         We likely will face intense competition from other builders of modular structures , virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, facilities and manufacturing and marketing experience than the Company.

         In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for modular products grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

         Increased competition could result in price reductions, fewer product orders, and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

         Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of Phil Hamilton, our President and Chief Executive. The loss of the services of Mr. Hamilton and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o        changes in pricing policies by us or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, and broaden our customer support capabilities ;
         o        personnel changes;

         o        product defects and other product or service quality problems;
                  and
         o general domestic and international legal, economic and political conditions.

Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CONTRACT BONDING

The sale of our products to certain government and/or private customers may require contract performance bonding. The availability of contract bonding in the remediation market has been curtailed since the September 11, 2001 World Trade Center disaster. Insurance bonding requirements often require collateral of 100% of the contract amount. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the Company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the Company's financial capability the failure to obtain contract bonding could have a material adverse effect on the Company's business, financial condition and results of operations.

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS

The Company's ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to generate sufficient revenues from continuing operations to meet our obligations . As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Company may have negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 10, 2004, there were approximately 142,415,314 shares of common stock outstanding There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

WE PAY NO DIVIDENDS

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

RISK OF PENNY STOCK.

         Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 of the Exchange Act of 1934. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

         A principal exclusion from the definition of a penny stock is an equity security that has a price of $5.00 or more, excluding any broker or dealer commissions, markups or markdowns. As of the date of this Annual Report the Company's common stock is not listed or traded.

         If the Company's common stock were deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's common stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

         Moreover, Rule 15g-9 of the Exchange Act of 1934 Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

         o        Variations in anticipated or actual results of operations;

         o Announcements of new products or technological innovations by us or our competitors;

         o Changes in earnings estimates of operational results by analysts;

         o        Results of product demonstrations.

         o Inability of market makers to combat short positions on the stock;

         o Inability of the market to absorb large blocks of stock sold into the market;

         o Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and

         o        Comments about us or our markets posted on the Internet.

         Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our Common Stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

THE UNCERTAINTY OF CONVERSION EFFECTS OF THE PREFERRED STOCK MAY CAUSE DILUTION OF CURRENT COMMON SHAREHOLDERS.

Within the next 24 months from the date of this report the holders of a majority of our Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

THE LIQUIDITY OF OUR STOCK COULD BECOME IMPAIRED

         Our common stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the media's coverage of ours, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our Common Stock as well as on the selling price for such shares. In addition, the market price of our Common Stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

ITEM 7. FINANCIAL STATEMENTS.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                             APRIL 30, 2004 AND 2003

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                        Page

Report of Independent Certified Public Accountants                       F-3

Consolidated Balance Sheets at April 30, 2004 and 2003                F-4~ F-5

Consolidated Statements of Losses for the years
  ended April 30, 2004 and 2003                                          F-6

Consolidated Statements of  Stockholders' Equity for
  the years ended April 30, 2004 and 2003                                F-7

Consolidated Statements of Cash Flows for the
  years ended April 30, 2004 and 2003                                 F-8 ~ F-9

Notes to Consolidated Financial Statements                           F-10 ~ F-27

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheets of Global Diversified Industries, Inc., and its subsidiaries (the "Company") as of April 30, 2004 and 2003 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                      Russell Bedford Stefanou Mirchandani LLP
                                             Certified Public Accountants
McLean, Virginia
July 15, 2004

                            GLOBAL DIVERSIFIED INDUSTRIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2004 AND APRIL 30, 2003

                                                                 2004             2003
                                                             ------------     ------------
ASSETS:

CURRENT ASSETS:

Cash and cash equivalents                                    $   693,194      $    14,097
Accounts receivable, net of allowance for doubtful
  accounts of $0 and $89,990 at April 30, 2004 and
  April 30, 2003, respectively                                   286,142           13,979
Inventories (Note C)                                           1,396,699          715,692
Advance to employees                                               1,086               --
Prepaid expenses                                                  93,665            6,000
                                                             ------------     ------------
Total current assets                                           2,470,786          749,768

PROPERTY, PLANT AND EQUIPMENT (NOTE D):
Property, plant and equipment, at cost                         2,053,729        1,603,264
Less: Accumulated depreciation                                  (384,723)        (223,460)
                                                             ------------     ------------
Total property, plant and equipment, net                       1,669,006        1,379,804

OTHER ASSETS:
Deposit and others                                                15,625           20,902
Engineering and architectural plans, net of accumulated
  amortization of $18,724 and $1,026 at April 30, 2004 and
  April 30, 2003, respectively                                   363,790          233,337
                                                             ------------     ------------
Total other assets                                               379,415          254,239

TOTAL ASSETS                                                 $ 4,519,207      $ 2,383,811
                                                             ============     ============

                See accompanying notes to consolidated financial statements

                            GLOBAL DIVERSIFIED INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             APRIL 30, 2004 AND APRIL 30, 2003

                                                                                 2004             2003
                                                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Cash disbursed in excess of available fund                                   $        --      $     2,268
Accounts payable and accrued liabilities (Note F)                                290,210          277,840
Deferred revenue (Note A)                                                        143,067               --
Notes payable to related parties, current portion (Note H)                       237,000          413,465
Notes payable, current portion (Note H)                                          285,494          308,289
                                                                             ------------     ------------
Total current liabilities                                                        955,771        1,001,862

LONG-TERM LIABILITIES:
Notes payable to related parties, long-term portion (Note H)                     588,815               --
                                                                             ------------     ------------
Total long-term liabilities                                                      588,815               --

Commitment and contingencies (Note N)                                                 --               --

STOCKHOLDERS' EQUITY:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at April 30, 2004 and
  April 30, 2003 (Note J)                                                            667              667

Common stock, par value $ .001 per share; 400,000,000 shares authorized;
  131,863,806 and 112,343,945 shares issued and outstanding at April 30,
  2004 and April 30, 2003, respectively (Note J)                                 131,864          112,344
Additional paid-in capital                                                     4,025,104        3,183,835
Preferred stock subscription (Note J)                                            733,374          433,374
Common stock subscription (Note J)                                             1,726,600          866,600
Treasury stock (Note J)                                                              (50)              --
Accumulated deficit                                                           (3,642,938)      (3,214,871)
                                                                             ------------     ------------
Total stockholders' equity                                                     2,974,621        1,381,949

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 4,519,207      $ 2,383,811
                                                                             ============     ============

                        See accompanying notes to consolidated financial statements

                           GLOBAL DIVERSIFIED INDUSTRIES, INC.
                            CONSOLIDATED STATEMENTS OF LOSSES
                       FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                                             2004               2003
                                                        --------------     --------------
Revenues                                                $   3,827,608      $       2,140
Cost of goods sold                                          2,560,877            156,881
                                                        --------------     --------------
Gross profit (loss)                                         1,266,731           (154,741)

Operating expenses:
Selling, general and administrative expenses                1,417,098            283,991
Depreciation and amortization                                 178,961            124,553
                                                        --------------     --------------
Total operating expense                                     1,596,059            408,544

(Loss) from operations                                       (329,328)          (563,285)

Other income (expense):
Other income (expense)                                             --             62,098
Interest income (expense)                                     (98,739)           (27,649)
                                                        --------------     --------------
Total other income (expense)                                  (98,739)            34,449

Loss before income tax provision                             (428,067)          (528,836)

Provision for income taxes                                         --                 --
                                                        --------------     --------------

Net loss                                                $    (428,067)     $    (528,836)
                                                        ==============     ==============

Loss per common share (basic and assuming dilution)
(Note M)                                                $       (0.00)     $       (0.00)
                                                        ==============     ==============

Weighted average shares outstanding (Note M)              124,045,785        110,828,603

               See accompanying notes to consolidated financial statements

                                                 GLOBAL DIVERSIFIED INDUSTRIES, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED APRIL 30, 2004 AND 2003
                                        Preferred                                               Common
                                          Stock                          Additional             Stock
                     Preferred  Stock   Subscrip-  Common       Stock     Paid in    Treasury  Subscrip-   Accumulated
                       Shares   Amount    tion     Shares       Amount    Capital     Stock      tion         Deficit      Total
                      -------- ------- --------- ------------ --------- ----------- --------- ------------ ------------ ------------
BALANCE AT
  APRIL 30, 2002           --  $   --  $     --  109,443,945  $109,444  $3,038,402  $     --  $    16,600  $(2,686,035) $   478,411
Shares issued in
  exchange for
  services rendered        --      --        --    2,900,000     2,900      21,100        --           --           --       24,000
Shares issued in
  exchange for debt   666,667     667        --           --        --      99,333        --           --           --      100,000
Contributed capital
  from Company
  shareholder              --      --        --           --        --      25,000        --           --           --       25,000
Common stock
  subscription             --      --        --           --        --          --        --      850,000           --      850,000
Preferred stock
  subscription             --      --   433,374           --        --          --        --           --           --      433,374
Net loss                   --      --        --           --        --          --        --           --     (528,836)    (528,836)
                      -------- ------- --------- ------------ --------- ----------- --------- ------------ ------------ ------------
BALANCE AT
  APRIL 30, 2003      666,667  $  667  $433,374  112,343,945  $112,344  $3,183,835  $     --  $   866,600  $(3,214,871) $ 1,381,949
                      ======== ======= ========= ============ ========= =========== ========= ============ ============ ============
Shares issued in
  exchange for
  services rendered        --      --        --    8,093,227     8,093     419,107        --           --           --      427,200
Shares issued in
  exchange for debt        --      --        --      375,000       375      14,625        --           --           --       15,000
Shares issued in
  exchange for
  engineering plans        --      --        --    1,107,190     1,108      23,586        --           --           --       24,694
Shares issued in
  exchange for
  cash, net of
  costs and fees           --      --        --      944,444       944      44,056        --           --           --       45,000
Shares issued in
  exchange for
  common stock
  subscribed               --      --        --    4,000,000     4,000      56,000        --      (60,000)          --           --
Shares issued in
  exchange for
  common stock
  subscribed               --      --        --    5,000,000     5,000      85,000        --      (90,000)          --           --
Treasury stock
  donated by
  shareholders             --      --        --           --        --       1,000    (1,000)          --           --           --
Resale of treasury
  stock                    --      --        --           --        --     197,895       950           --           --      198,845
Preferred stock
  subscription
  (Note I)                 --      --   300,000           --        --          --        --           --           --      300,000
Common stock
  subscription             --      --        --           --        --          --        --    1,010,000           --    1,010,000
Net loss                   --      --        --           --        --          --        --           --     (428,067)    (428,067)
                      -------- ------- --------- ------------ --------- ----------- --------- ------------ ------------ ------------
BALANCE AT
  APRIL 30, 2004      666,667  $  667  $733,374  131,863,806  $131,864  $4,025,104  $    (50) $ 1,726,600  $(3,642,938) $ 2,974,621
                      ======== ======= ========= ============ ========= =========== ========= ============ ============ ============

                                     See accompanying notes to consolidated financial statements

                                GLOBAL DIVERSIFIED INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                                                          2004             2003
                                                                      ------------     ------------
Cash flows from operating activities:
Net loss from operations                                              $  (428,067)     $  (528,836)

Adjustment to reconcile net (loss) to net cash:
Depreciation and amortization                                             178,961          124,553
Common stock issued in exchange for services rendered (Note J)            427,200           24,000
Write-off of advances to employees                                          3,600            9,096

Change in assets and liabilities:
(Increase)/decrease in accounts receivable                               (272,163)         (13,979)
(Increase)/decrease in inventory                                         (681,007)         (12,210)
(Increase)/decrease in prepaid expense and others                         (82,388)        (261,265)
(Increase)/decrease in employee advances                                   (4,685)              --
Increase/(decrease) in cash disbursed in excess of available fund          (2,268)           2,268
Increase/(decrease) in accounts payable and accrued expenses              112,370          109,820
Increase/(decrease) in deferred revenue (Note A)                          143,067               --
                                                                      ------------     ------------
Net cash (used in) operating activities:                                 (605,380)        (546,553)

Cash flows from investing activities:
Acquisition of MBS Construction, Inc. (Note B)                                 --          (10,000)
Capital expenditure                                                      (413,923)        (254,005)
                                                                      ------------     ------------
Net cash (used in) investing activities                                  (413,923)        (264,005)

Cash flows from financing activities:

Capital contributed by shareholders (Note J)                                   --           25,000
Proceeds from sale of common stock and stock subscription,
  net of costs and fees (Note J)                                          895,000               --
Proceeds from sale of treasury stock, net of costs and
  fees (Note J)                                                           198,845               --
Proceeds from notes payable, net of repayments                            277,205          308,289
Proceeds from note payable to related parties, net of
  repayments                                                              327,350          513,465
Advances from related parties, net of repayments                               --           (5,814)
Advances from third parties, net of repayments                                 --          (20,900)
                                                                      ------------     ------------
Net cash provided by financing activities                               1,698,400          820,040

Net increase in cash and cash equivalents                                 679,097            9,482
Cash and cash equivalents at beginning of year                             14,097            4,615
                                                                      ------------     ------------
Cash and cash equivalents at end of year                              $   693,194      $    14,097
                                                                      ============     ============

                    See accompanying notes to consolidated financial statements

                            GLOBAL DIVERSIFIED INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                                                      2004          2003
                                                                   ----------    ----------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                           $  86,974     $  11,494
Cash paid during the period for income taxes                              --            --
Common stock issued for services (Note J)                            427,200        24,000
Preferred stock issued for conversion of notes (Note J)                   --       100,000
Common stock subscribed in exchange for notes payable to
  related parties (Note J)                                                --       700,000
Preferred stock subscribed in exchange for inventory and
  property and equipment (Note J)                                         --       433,374
Common stock issued in exchange for debt (Note J)                     15,000            --
Common stock issued in exchange for engineering plans (Note J)        24,694            --
Common stock subscribed in exchange for property and
  equipment (Note J)                                                 160,000            --
Preferred stock subscribed in exchange for debt (Note I and J)       300,000            --
Note payable issued in exchange for accrued liabilities
  (Note F and H)                                                     100,000            --
Acquisition of MBS Construction Inc.: (Note B)
  Assets acquired                                                         --       119,550
  Liabilities assumed                                                     --       (49,550)
  Common stock to be issued                                               --       (60,000)
                                                                   ----------    ----------
  Net cash paid for acquisition                                    $      --     $  10,000
                                                                   ==========    ==========

                See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

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

Inventories
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of modular buildings and raw materials for modular structures (Note C).

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (Note D).

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

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of April 30, 2004 and 2003 are $143,067 and $0, respectively.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended April 30, 2004 and 2003.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended April 30, 2004 and 2003.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at April 30, 2004.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 and $89,990 at April 30, 2004 and 2003, respectively.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $428,067 and $528,836 during the year ended April 30, 2004 and 2003, respectively. The Company's current assets exceeded its current liabilities by $1,515,015 as of April 30, 2004.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Losses) Per Common Share
--------------------------------------

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

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB issued Interpretation No. 46 did not have a material impact to the Company's financial position or results of operations.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE B - BUSINESS COMBINATIONS

MBS Construction, Inc.
----------------------

On February 28, 2003, the Company entered into an Agreement and Plan of Exchange ("Agreement") with MBS Construction, Inc. ("MBS"), a company organized under the laws of the State of Nevada. MBS is a private-held company and is engaged in the business of fabrication, renovation, and site installation of modular structures in California. Pursuant to the Agreement, MBS became a wholly-owned subsidiary of the Company.

In connection with the Agreement, MBS transferred to the Company all of its assets and liabilities in exchange for a total of 4,000,000 shares of the Company's restricted common stock, $10,000 of cash and 1,500,000 cashless warrants with an exercise price of $0.03 per share that expire 12 months from the date of the acquisition (Note K). The 4,000,000 shares of common stock were issued to MBS shareholders in August 2003 and the Company has accounted the shares issued at the fair market value at the date of acquisition (Note J).

The following summarizes the acquisition of MBS:

4,000,000 shares of  common  stock issued in August 2003          $ (60,000)
Assets acquired                                                      119,550
Liabilities assumed                                                 (49,550)
                                                                  ----------
Cash paid                                                         $ (10,000)
                                                                  ==========

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of April 30, 2004 and 2003 are as follows:

                                                2004            2003
                                             -----------    -----------

     Finished Goods                          $  102,130     $   16,449
     Work in Progress                           317,893             --
     Raw Materials                              976,676        699,243
                                             -----------    -----------
                                             $1,396,699     $  715,692
                                             ===========    ===========

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at April 30, 2004 and 2003 consists of the following:
                                                  2004             2003
                                              ------------     ------------

     Plant Equipment                          $ 1,673,292      $ 1,459,611
     Furniture and Fixture                          2,933            2,934
     Building and Leasehold Improvement                --          140,719
                                              ------------     ------------
                                                                   377,504
        Total                                   2,053,729        1,603,264
     Accumulated Depreciation                    (384,723)        (223,460)
                                              ------------     ------------
                                              $ 1,669,006      $ 1,379,804
                                              ============     ============

Depreciation expense included as a charge to income amounted to $161,263 and $123,527 for the year ended April 30, 2004 and 2003, respectively.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2004 and 2003 are as follows:

                                                      2004            2003
                                                    ---------      ---------

     Accounts payable                               $235,293       $108,228
     Accrued interest                                 50,476         25,044
     Accrued payroll and payroll taxes                 4,441         44,568
     Other accrued expenses                               --        100,000
                                                    ---------      ---------
     Total                                          $290,210       $277,840
                                                    =========      =========

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (CONTINUED)

In February 2003, the Company entered into an Exchange of Interest Agreement with MMI Construction, Inc. ("Agreement with MMI"), an entity controlled by one of the Company's significant shareholders. Pursuant to the Agreement with MMI, MMI transferred to the Company $314,008 of raw material and $219,366 of plant equipment in exchange for 2,666,666 shares of the Company's preferred stock and a deferred payment of $100,000. The Company accounted the preferred shares to be issued to MMI as preferred stock subscription payable, valued at $433,374, during the year ended April 30, 2003. As of April 30, 2004, the preferred shares have not been issued. The Company issued to MMI shareholders notes payable of $100,000 in May 2003 (Note H).

NOTE G - ECONOMIC DEPENDENCY

During the year ended April 30, 2004, approximately $2,384,600 (62%) of total 2004 revenues were derived from and $153,874 (54%) of the total accounts receivable at April 30, 2004 were due from three (3) major customers.

NOTE H - NOTES PAYABLE

A summary of notes payable at April 30, 2004 and 2003 is as follows:

                                                                                                 2004             2003
                                                                                             ------------     ------------
     Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The
       Company re-signed the note with the shareholder in April 2004; extended maturity date is on May 1, 2009, and the note has a conversion option to
       convert the principal balance of the loan to the Company's preferred stock. (a)       $   389,465      $   413,465
     Note payable to Company shareholders in monthly installments of interest only at
       8.0% per annum; unsecured; maturity date is in May 15, 2004.  Noteholder has the option to convert the principal balance of the loan to the Company's preferred
       stock. (a)                                                                                 62,000               --
     Note payable to Company shareholders in monthly installments of interest only at
       6.0% per annum; unsecured; maturity date is on May 1, 2009 (Note I)                       199,350               --
     Note payable to Company shareholders in monthly installments of interest only at
       5.0% per annum; unsecured; maturity date is on August 31, 2004 (Note F)                   100,000               --
     Note payable to Company shareholder in monthly installments of interest only at
       8.0% per annum; unsecured; maturity date is on May 15, 2004                                75,000               --
     Note payable to bank in monthly installments of interest only at the prime lending rate; unsecured and guaranteed by a Company shareholder; maturity date of the
       loan is July 19, 2003 (Note I)                                                                 --          274,350
     Note payable in 6 monthly installments beginning May 1, 2003, with interest at 6%
       per annum beginning March 1, 2003; unsecured; maturity date is October 1, 2003
       All unpaid principal balance, interest and penalties of this note were included
       in the note payable of $53,861 issued in September 2003                                        --           18,714





                                            GLOBAL DIVERSIFIED INDUSTRIES, INC.

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  APRIL 30, 2004 AND 2003

NOTE H - NOTES PAYABLE (CONTINUED)

     Note payable in 6 monthly installments beginning May 1, 2003, with interest at
       6% per annum beginning April 1, 2003; unsecured; maturity date is October 1,
       2003. All unpaid principal balance, interest and penalties of this note were
       included in the note payable of $53,861 issued in September 2003                               --           15,225
     Note payable in 24 monthly installments beginning October 15, 2004, with interest at 6% per annum; unsecured; maturity date is October 2005.  The Company is
       currently in default under the terms of the note                                           53,861               --
     Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at approximately 6%, maximum borrowing capacity of
       $2,500,000                                                                                231,633               --
                                                                                             ------------     ------------
                                                                                               1,111,309          721,754
     Less: current portion                                                                      (522,494)        (721,754)
                                                                                             ------------     ------------
     Total - notes payable - long term                                                       $   588,815      $        --
                                                                                             ============     ============

(a) The Company granted the noteholder an option to convert a total of $400,000 of principal balance of the notes to the Company's 2,666,666 shares of preferred stock, and each share of the preferred stock is convertible to ten shares of the Company's restricted common stock. The noteholder has the option to convert the notes to the Company's securities anytime within three years from the issuance of the notes. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company's restricted common stock at the time the conversion option was granted approximated the value of the debt if converted. Accordingly, there was no beneficial conversion feature in connection with the convertible notes payable.

NOTE I - RELATED PARTY TRANSACTIONS

In addition to convertible notes payable to related parties described in Note H
(a) and accrued liabilities to MMI described in Note F, two of the Company's shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank (Note H) on behalf of the Company in April 2004. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note
H), and the shareholders agreed to receive the Company's preferred stock in exchange for the remaining $300,000 due. The Company has accounted $300,000 of preferred stock subscription at April 30, 2004 (Note J).

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE J - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of April 30, 2004 and 2003, the Company has issued and outstanding 666,667 shares of preferred stock. The Company has 131,863,806 and 112,343,945 shares of common stock issued and outstanding at April 30, 2004 and 2003, respectively.

During the year ended April 30, 2003, the Company issued an aggregate of 2,900,000 shares of common stock to consultants in exchange for services in the amount of $24,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 666,667 shares of preferred stock to a shareholder in exchange for $100,000 of previously incurred debt.

In October 2002, the Company and The Majestic Companies, Ltd. ("Majestic") entered into a Settlement and Release Agreement ("Settlement") that the Company agreed to pay to Majestic $25,000 of cash and 5,000,000 restricted shares of common stock to retire accrued liabilities of $150,000 due to Majestic. In October and November 2002, one of the Company's shareholders paid $25,000 to Majestic on behalf of the Company. The Company accounted the $25,000 payment by the shareholder as a contribution to additional paid-in capital, and recorded $90,000 of stock subscription payable for the 5,000,000 shares to be issued. The Company recognized other income of $35,000 in connection with the Settlement. Additionally, the Company recorded $60,000 of stock subscription payable in connection with the acquisition of MBS in February 2003 (Note B) and $700,000 of stock subscription payable as repayment of notes payable to the Company's President and Chief Executive Officer in connection with acquisition of Lutrex Enterprise Inc.'s assets in January 2002. The Company also recorded $433,373 of preferred stock subscription payable for 2,666,666 shares of preferred stock to be issued to MMI (Note F).

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE J - CAPITAL STOCK (CONTINUED)

During the year ended April 30, 2004, the Company issued a total of 9,444,444 shares of common stock in exchange for $45,000 of cash, net of costs and fees. The Company issued an aggregate of 8,093,227 shares of common stock to consultants in exchange for services in the amount of $427,200. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 375,000 shares of common stock in exchange for $15,000 of previously incurred debt. Additionally, the Company issued an aggregate of 1,107,190 shares of common stock in exchange for $24,694 of intellectual property.

During the year ended April 30, 2004, the Company issued 4,000,000 shares of common stock, valued at $60,000, to MBS shareholders in connection with the acquisition in February 2003 (Note B). The Company also issued 5,000,000 shares of common stock, valued at $90,000, to the Majestic shareholders in connection with the "Settlement" described above. Majestic shareholders subsequently donated 1,000,000 shares of common stock to the Company as treasury stock intended for future resale. The Company sold 950,000 of the treasury stock in exchange for $198,845 during the year ended April 30, 2004.

During the year ended April 30, 2004, the Company entered into a stock purchase agreement with an investor that the investor agreed to purchase 9,444,444 shares of the Company's common stock for $850,000. As of April 30, 2004, the Company received $850,000 of proceeds for the shares to be issued. The Company accounted $850,000 of proceeds received as common stock subscription payable. The Company also entered into an agreement with Grossman Construction Company ("Grossman") that Grossman contributed to the Company $200,000 of inventory and equipment in exchange for $40,000 of cash and $160,000 of common stock. As of April 30, 2004, the Company paid Grossman $20,000 in cash, accrued $20,000 of liabilities due and accounted the remaining $160,000 as common stock subscription payable.

During the year ended April 30, 2004, two of the Company's shareholders repaid an aggregate of $499,350 of the Company's notes payable to bank on behalf of the Company. . The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note H), and the shareholders agreed to receive the Company's preferred stock in exchange for the remaining $300,000 due. The Company has accounted $300,000 of preferred stock subscription at April 30, 2004 (Note I).

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE K - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options
------------------------------

The following table summarizes the changes in non-compensatory option outstanding and the related prices for the shares of the Company's preferred stock issued to non-employees of the Company.

                                  Options Outstanding                                  Options Exercisable
                                  -------------------                                  -------------------
                                              Weighted Average        Weighed                       Weighted
                              Number       Remaining Contractual      Average         Number        Average
       Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
       ---------------     -----------          ------------       --------------  -----------   --------------
             $ 5.00         1,500,000               2.00              $ 5.00        1,500,000      $  5.00
             $ 0.05         4,000,000               0.75              $ 0.05        4,000,000      $  0.05
                            ---------               ----              ------        ---------      -------
                            5,500,000               1.09                1.40        1,500,000      $  1.40
                            =========               ====              ======        =========      =======

Transactions involving options are summarized as follows:

                                              Number of      Weighted Average
                                               Shares        Price Per Share
                                           --------------    ----------------

         Outstanding at April 30, 2002                --     $          --
            Granted                            1,500,000              5.00
            Exercised                                 --                --
            Canceled or expired                       --                --
                                           --------------    --------------
         Outstanding at April 30, 2003         1,500,000     $        5.00
            Granted                            4,000,000              0.05
            Exercised                                 --                --
            Canceled or expired                       --                --
                                           --------------    --------------
         Outstanding at April 30, 2004         5,500,000     $        1.40
                                           ==============    ==============

During the year ended April 30, 2004, the Company granted 4,000,000 stock options to an investor as incentive to purchase the Company's restricted common stock. The exercise price of the stock options was approximately the fair value of the Company's restricted common stock at the time the stock options were granted.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE K - STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                                  Warrants Outstanding                                 Warrants Exercisable
                                  --------------------                                 --------------------
                                              Weighted Average        Weighed                       Weighted
                              Number       Remaining Contractual      Average         Number        Average
       Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
       ---------------     -----------          ------------       --------------  -----------   --------------
            $0.03           1,500,000               0.75               $ 0.03       1,500,000       $  0.03
                            ---------               ----                            ---------       -------
                            1,500,000               0.75                            1,500,000       $  0.03
                            =========               ====                            =========       =======

Transactions involving warrants are summarized as follows:

                                             Number of      Weighted Average
                                               Shares       Price Per Share
                                           --------------   ----------------

         Outstanding at April 30, 2002                --     $         --
            Granted                            1,500,000             0.03
            Exercised                                 --               --
            Canceled or expired                       --               --
                                           --------------    -------------
         Outstanding at April 30, 2003         1,500,000     $       0.03
            Granted                                   --               --
            Exercised                                 --               --
            Canceled or expired                       --               --
                                           --------------    -------------
         Outstanding at April 30, 2004         1,500,000     $       0.03
                                           ==============    =============

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS (Note B). The warrants granted have an original expiration date on January 31, 2004. During the year ended April 30, 2004, the Company has extended the expiration date to January 31, 2005.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

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

At April 30, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,600,000, expiring in the year 2024, that may be used to offset future taxable income. Operating losses incurred by the Company prior to its emergence from bankruptcy may not be available to the Company to offset future taxable income due to the change in ownership of the Company. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of April 30, 2004 are as follows:

     Non Current:
     Net operating loss carryforward                          $ 1,224,000
     Valuation allowance                                       (1,224,000)
                                                              ------------
     Net deferred tax asset                                   $        --
                                                              ============

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE M - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      2004             2003
                                                 --------------   --------------
         Net (loss) available to
            common stockholders                  $    (428,067)   $    (528,836)
                                                 ==============   ==============
         Basic and diluted (loss) per share      $       (0.00)   $       (0.00)
                                                 ==============   ==============
         Basic and diluted weighted average
           number of common shares outstanding     124,045,785      110,828,603

NOTE N - COMMITMENTS AND CONTINGENCIES

Consulting Agreement
--------------------

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

In October 2003, the Company entered into a Financial Services Agreement ("Agreement") with Merit Capital Group LLC ("Merit"). Pursuant to the agreement, the Company agreed to pay Merit an unaccountable advance of $65,000 and 600,000 shares of the Company's common stock in exchange for financing services rendered and to be rendered. The term of the Agreement is two years from the date the Agreement was entered into. The service fees will be due only if the Company obtains funding through the arrangements and assistance of Merit, solely at terms and conditions acceptable to the Company. As of the date of the financial statements, the Company has not obtained any funding through the Agreement with Merit.

Lease Agreement
---------------

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California at a rate of $15,225 per month for the first year and moderate increases for each year thereafter. Commitments for minimum rentals under non cancelable leases at April 30, 2004 are as follows:

                  Fiscal year                            Amount
                  -----------                            ------
                  2005                                $   193,452
                  2006                                     80,605
                                                      ------------
                                                      $   274,057
                                                      ============

Rental expenses charged to operations for the year ended April 30, 2004 and 2003 are $196,741 and $85,125, respectively.

Litigation and Contingencies
----------------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

NOTE O - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended April 30, 2004 and 2003, the Company incurred losses from operations of $428,067 and $528,836, respectively. The Company has incurred accumulated deficit of $3,642,938 as of April 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None other than disclosed herein.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President, and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and CFO believe:

                  (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that our disclosure controls and procedures are effective.

          (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

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

Based solely on a review of the fiscal year ended April 30, 2004 and subsequently, the Company is unaware that any required reports were not timely filed. It is the Company's intention to ensure, where possible, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2004 and prior.

 SUMMARY COMPENSATION TABLE
==========================================================================================================================
                           ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                ============================================   ======================================================

                                                                        AWARDS             PAYOUTS
                                                               ========================  ==========
                                                  OTHER        RESTRICTED    SECURITIES
  NAME AND                                        ANNUAL         STOCK         UNDER-       LTIP
 PRINCIPAL                  SALARY      BONUS    COMPEN-        AWARD(S)       LYING       PAYOUTS         ALL OTHER
  POSITION       YEAR        ($)         ($)     SATION ($)       ($)         OPTIONS/       ($)           COMPEN-
    (A)           (b)        (c)         (d)       (e)            (f)        SAR (#)(g)      (h)         SATION($)(i)
======================================================================================================================
Phil Hamilton,   2004       42,000          0        0            0               0            0              0
                 2003          0            0        0            0               0            0              0
President        2002          0            0        0        127,200(1)          0            0              0
======================================================================================================================

(1) This was pursuant to the transaction between the Company and Lutrex and the value of the transaction is based upon the value of the assets and has been noted as a restricted stock award to the Hamilton Family Trust.

Executive Compensation
----------------------

The Company has not paid any compensation to its directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its directors until the funds are available to pay them without inhibiting growth of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2004 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

========================================================================================
  TITLE OF       NAME AND ADDRESS OF          AMOUNT OF BENEFICIAL     PERCENT OF CLASS
    CLASS         BENEFICIAL OWNER               OWNERSHIP (2)
========================================================================================
   Common      Hamilton Family Trust(1),           5,000,000                 3.5 %
    Stock        1200 Airport Drive,
                  Chowchilla, CA
========================================================================================
   Common           Adam Debard(1),                6,200,000                4.4%
    Stock        1200 Airport Drive,
                  Chowchilla, CA
========================================================================================
   Common         Rebecca Manadic(3),             37,600,000                26.4%
    Stock       611 West Main Street,
                     Merced, CA
========================================================================================
   Common              Total                      48,800,000                34.3%
    Stock
========================================================================================

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

The Company issued notes payable of a total of $451,465 to a significant shareholder. The Company granted the shareholder an option to convert a total of $400,000 of principal balance of the notes to the Company's 2,666,666 shares of preferred stock, and each share of the preferred stock is convertible to ten shares of the Company's restricted common stock. The shareholder has the option to convert the notes to the Company's securities anytime within three years from the issuance of the notes.

In May 2003, the Company issued to MMI shareholders notes payable of $100,000 in connection with acquisition of MMI Inc., an entity controlled by one of the Company's significant shareholders.

In April 2004, two of the Company's shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank on behalf of the Company. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009, and the shareholders agreed to receive the Company's preferred stock in exchange for the remaining $300,000 due.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) List of Exhibits attached or incorporated by reference pursuant to
Item 601 of Regulation S-B.

Exhibit No.       Description
-----------       -----------

(3)      +           Articles of Incorporation incorporated by reference to Form
                     SB-2, file no. 333-83231, incorporated by reference to
                     Exhibit 3 filed on July 6, 2001

(3.2)    +           Amendment to Articles of Incorporation incorporated by
                     reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.2 filed on July 6, 2001

(3.3)    +           Bylaws incorporated by reference to Form SB-2, file no.
                     333-83231, incorporated by reference to Exhibit 3.3 filed on July 6, 2001

(3.4)    +           Articles of Merger between Global and IF&G Media
                     Corporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.4 filed on July 6, 2001

(4)      +           Specimen certificate for common stock incorporated by
                     reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 4 filed on July 6, 2001

(4.1)    +           Specimen Warrant certificate incorporated by reference to
                     Form SB-2, file no. 333-83231, incorporated by reference to
                     Exhibit 4.1 filed on July 6, 2001

(10.1)   +           Consulting Agreement with Moody's Financial Services
                     incorporated by reference to Form SB-2, file no. 333-83231

(10.2)   +           Consulting Agreement with Joel Shine incorporated by
                     reference to Form SB-2, file no. 333-83231

(10.3)   +           Equity Line of Credit Agreement dated May2001
                     incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.3 filed on July 6,
                     2001

(10.4)   +           Consulting Agreement with Persia Consulting Group, Inc.
                     dated April 12, 2001 incorporated by reference to Form
                     SB-2, file no. 333-83231 incorporated by reference to
                     Exhibit 10.4 filed on July 6, 2001

(10.5)   +           Escrow Agreement with First Union incorporated by
                     reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.5 filed on July 6, 2001

(10.6)   +           Registration Rights Agreement incorporated by reference
                     to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.6 filed on July 6, 2001

(10.7)   +           Agreement with Yorkville Advisors Management, LLC
                     incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 10.7 filed on July 6,
                     2001

(10.8)   +           Agreement and Plan of Exchange between Global Diversified
                     Industries and MBS, filed on March 17, 2003

(10.9)   +           Agreement and Plan of Exchange between Global Diversified
                     Industries and Modular  Modernization, Inc. filed on March
                     19, 2003

(23.1)   ++          Consent of Russell Bedford Stefanou Mirchandani, is filed
                     herein.

31.1   [+}[+]        Certification of Chief Executive Officer/President Pursuant
                     to Rule 13a-14(a) and 15d-14(a).

31.2   [+][+]        Certification of Chief Financial Officer Pursuant to Rule
                     13a-14(a) and 15d-14(a).

32.1   [+][+]        Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   [+][+]        Certification Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) Previously filed.
(+)(+) Filed herewith.

                  (b) REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.
                                         April 30, 2004     April 30, 2003
                                         --------------     --------------

(i)                Audit Fees             $    41,450        $    44,223
(ii)               Audit Related Fees              --                 --
(iii)              Tax Fees                     5,550                 --
(iv)               All Other Fees                  --                 --
                                          ------------       ------------
    Total fees                            $    47,000        $    44,223
                                          ============       ============

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Global Diversified Industries, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.,'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning..

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 16, 2004                      By: /s/ Phil Hamilton
                                                ----------------------------
                                            Phil Hamilton, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

  Signature                             Title                         Date
  ---------                             -----                         ----

/s/Phil Hamilton               CEO/Chairman of the Board         August 16, 2004
------------------------
Phil Hamilton

/s/Adam Debard                 Secretary/Treasurer/Director      August 16, 2004
------------------------
Adam Debard