Form 10QSB
period 2004-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2004-09-15
CIK 1090461

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                       For the period ended July 31, 2004


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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
 134,515,314 shares of Common Stock ($.001 par value) as of September 13, 2004.

             Transitional small business disclosure format: Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

ITEM I:  ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS:
                  JULY 31, 2004 AND APRIL 30, 2004

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
                  FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
                  JULY 31, 2004

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

                                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                   July 31, 2004    April 30, 2004
                                                                   -------------    --------------
ASSETS:

Current assets:

Cash and cash equivalents                                           $    59,873       $   693,194

Accounts receivable, net of allowance for doubtful accounts of
$0 at July 31, 2004 and April 30, 2004                                1,238,463           286,142
Inventories                                                           1,691,422         1,396,699
Advance to employees                                                     33,528             1,086
Prepaid expenses                                                         91,841            93,665
                                                                    ------------      ------------
Total current assets                                                  3,115,127         2,470,786

Property, plant and equipment:
Property, plant and equipment, at cost                                2,093,557         2,053,729
Less: Accumulated depreciation                                         (431,525)         (384,723)
                                                                    ------------      ------------
Total property, plant and equipment, net                              1,662,032         1,669,006

Other assets:

Deposit and others                                                       22,074            15,625

Engineering and architectural plans, net of accumulated
amortization of $30,291 and $18,724 at July 31, 2004 and April
30, 2004, respectively                                                  376,551           363,790
                                                                    ------------      ------------
Total other assets                                                      398,625           379,415

Total Assets                                                        $ 5,175,784       $ 4,519,207
                                                                    ============      ============

                               See accompanying notes to the unaudited condensed
                                      consolidated financial information



                                      GLOBAL DIVERSIFIED INDUSTRIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                                                            (Unaudited)
                                                                           July 31, 2004     April 30, 2004
                                                                           -------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                    $   577,597       $   290,210
Deferred revenue                                                                 35,332           143,067
Notes payable to related parties, current portion (Note B)                      102,000           237,000
Notes payable, current portion (Note B)                                         585,950           285,494
                                                                            ------------      ------------
Total current liabilities                                                     1,300,879           955,771


Notes payable to related parties, long-term portion (Note B)                    613,815           588,815

Commitment and contingencies                                                         --                --

Stockholders' equity:

Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at July
31, 2004 and April 30, 2004 (Note C)                                                667               667

Common stock, par value $ .001 per share; 400,000,000 shares authorized; 134,415,368 and 131,863,806 shares issued and
outstanding at July 31, 2004 and April 30, 2004, respectively
(Note C)                                                                        134,415           131,864
Additional paid-in capital                                                    4,386,273         4,025,104
Preferred stock subscription                                                    733,374           733,374
Common stock subscription                                                     1,566,600         1,726,600
Treasury stock                                                                      (50)              (50)
Accumulated deficit                                                          (3,560,189)       (3,642,938)
                                                                            ------------      ------------
Total stockholders' equity                                                    3,261,090         2,974,621

Total liabilities and stockholders' equity                                  $ 5,175,784       $ 4,519,207
                                                                            ============      ============




                              See accompanying notes to the unaudited condensed
                                      consolidated financial information


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the three months ended July 31,
                                                        2004                 2003
                                                        ----                 ----
Revenues                                          $   2,105,845       $     920,766
Cost of goods sold                                    1,449,212             576,945
                                                  --------------      --------------
Gross profit                                            656,633             343,821

Operating expenses:
Selling, general and administrative expenses            489,044             277,664
Depreciation and amortization                            58,369              44,267
                                                  --------------      --------------
Total operating expense                                 547,413             321,931

Income from operations                                  109,220              21,890

Other income (expense):

Interest income (expense)                               (26,471)            (18,300)
                                                  --------------      --------------
Total other income (expense)                            (26,471)            (18,300)


Income before provision for income tax                   82,749               3,590

Provision for income taxes                                   --                  --
                                                  --------------      --------------

Net income                                        $      82,749       $       3,590
                                                  ==============      ==============

Earnings per common share:
Basic                                             $        0.00       $        0.00
                                                  ==============      ==============
Diluted                                           $        0.00       $        0.00
                                                  ==============      ==============
Weighted average shares outstanding:

Basic                                               133,866,290         114,535,032

Diluted                                             143,805,688         121,801,702


                See accompanying notes to the unaudited condensed
                       consolidated financial information


                                 GLOBAL DIVERSIFIED INDUSTRIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                For the three months ended July 31,
                                                                       2004             2003
                                                                       ----             ----
Cash flows from operating activities:
Net income from operations                                          $  82,749       $   3,590
Adjustment to reconcile net income to net cash:
Depreciation and amortization                                          58,369          44,267
Common stock issued to consultants in exchange for services
rendered (Note C)                                                      44,000          13,300
Common stock issued to employees in exchange for compensation
(Note C and E)                                                         60,175              --
Change in assets and liabilities:
(Increase)/decrease in accounts receivable                           (952,322)       (716,912)
(Increase)/decrease in inventory                                     (294,724)       (113,449)
(Increase)/decrease in prepaid expense and others                       6,377           8,640
(Increase)/decrease in employee advances                              (32,443)             --
Increase/(decrease) in cash disbursed in excess of available
fund                                                                       --          (2,076)
Increase/(decrease) in accounts payable and accrued
liabilities                                                           287,389         343,960
Increase/(decrease) in deferred revenue                              (107,735)             --
                                                                    ----------      ----------
Net cash (used in) operating activities:                             (848,165)       (418,680)

Cash flows from investing activities:
Capital expenditure                                                   (41,357)        (53,400)
                                                                    ----------      ----------
Net cash (used in) investing activities                               (41,357)        (53,400)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
net of costs and fees (Note E)                                         65,745              --
Proceeds from notes payable, net of (repayments)                      300,456         343,297
Proceeds from note payable to related parties, net of
(repayments)                                                         (110,000)        175,000
Advances from related parties, net of repayments                           --          (2,500)
                                                                    ----------      ----------
Net cash provided by financing activities                             256,201         515,797

Net increase in cash and cash equivalents                            (633,321)         43,717

Cash and cash equivalents at beginning of period                      693,194          14,097
                                                                    ----------      ----------
Cash and cash equivalents at end of period                          $  59,873       $  57,814
                                                                    ==========      ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                            $  19,934       $  20,635
Cash paid during the period for income taxes                               --              --
Common stock issued for services (Note C)                              44,000          13,300
Common stock issued to employees in exchange for compensation
(Note C and E)                                                         60,175              --
Common stock issued in exchange for engineering plans (Note C)         22,800              --
Common stock issued for prepaid service fees (Note C)                  11,000              --


                         See accompanying notes to the unaudited condensed
                                 consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended July 31, 2004, are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. ("Lutrex"), Global Modular, Inc. ("Global Modular "), and MBS Construction, Inc. ("MBS"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at July 31, 2004.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2004
                                   (Unaudited)

NOTE B - NOTES PAYABLE
A summary of notes payable at July 31, 2004 and April 30, 2004 is as follows:
                                                                                         July 31, 2004     April 30, 2004
                                                                                         -------------     --------------
     Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The
     Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid
     interest to the Company's preferred stock. (a)                                        $   414,465       $   389,465
     Note payable to Company shareholders in monthly installments of interest only at
     8.0% per annum; unsecured; maturity date is in May 15, 2004.  Noteholder has the option to convert the principal balance of the loan to the Company's preferred
     stock. The Company is currently in default under the terms of the note. (a)                 2,000            62,000
     Note payable to Company shareholders in monthly installments of interest only at
     6.0% per annum; unsecured; maturity date is on February 2, 2009.                          199,350           199,350
     Note payable to Company shareholders in monthly installments of interest only at
     5.0% per annum; unsecured; maturity date is on August 31, 2004.                           100,000           100,000
     Note payable to Company shareholder in monthly installments of interest only at
     8.0% per annum; unsecured; maturity date is on May 15, 2004.                                   --            75,000
     Note payable in 24 monthly installments beginning October 15, 2004, with interest at 6% per annum; unsecured; maturity date is October 2005.  The Company is
     currently in default under the terms of the note.                                          53,861            53,861
     Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at approximately 6%, maximum borrowing capacity of
     $2,500,000.                                                                               532,089           231,633
                                                                                           ------------      ------------
                                                                                             1,301,765         1,111,309
     Less: current portion                                                                    (687,950)         (522,494)
                                                                                           ------------      ------------
     Total notes payable - long term                                                       $   613,815       $   588,815
                                                                                           ============      ============

(a) The Company granted the noteholder an option to convert a total of $400,000 of principal balance of the notes to the Company's 2,666,666 shares of preferred stock, and each share of the preferred stock is convertible to ten shares of the Company's restricted common stock. The noteholder has the option to convert the notes to the Company's securities anytime within three years from the issuance of the notes. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company's restricted common stock at the time the conversion option was granted approximated the value of the debt if converted. Accordingly, no imbedded beneficial conversion feature was accounted in connection with the option to convert notes payable.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of July 31, 2004 and April 30, 2004, the Company has issued and outstanding 666,667 shares of preferred stock. The Company has 134,415,368 and 131,863,806 shares of common stock issued and outstanding at July 31, 2004 and April 30, 2004, respectively.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2004
                                   (Unaudited)

NOTE C - CAPITAL STOCK (Continued)

In March 2004, the Company entered into an agreement with Grossman Construction Company ("Grossman") that Grossman contributed to the Company $200,000 of inventory and equipment in exchange for $40,000 of cash and $160,000 of common stock subscription. In May 2004, the Company issued 1,000,000 shares of common stock to Grossman in exchange for the $160,000 of stock subscription. All obligations pursuant to the agreement have been fulfilled as of July 31, 2004.

During the period ended July 31, 2004, the Company issued an aggregate of 986,840 shares of common stock to officers and employees for stock options exercised at 50% of the fair market value of the common stock on the date of exercise (Note E). The Company received $65,745 of proceeds, net of costs and fees, and compensation costs of $60,175 were charged to operations during the period ended July 31, 2004. Additionally, the Company issued an aggregate of 422,222 shares of common stock to consultants in exchange for $44,000 of services fees and $11,000 of prepaid service fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued an aggregate of 142,500 shares of common stock in exchange for $22,800 of intellectual property.

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options
------------------------------

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
            $ 5.00         1,500,000                      1.75           $ 5.00      1,500,000         $  5.00
            $ 0.05         4,000,000                      0.50           $ 0.05      4,000,000         $  0.05
                           ---------                      ----           ------      ---------         -------
                           5,500,000                      0.84             1.40      5,500,000         $  1.40
                           =========                      ====           ======      =========         =======

Transactions involving options are summarized as follows:

                                                               Weighted Average
                                         Number of Shares      Price Per Share
                                         ----------------      ---------------
         Outstanding at April 30, 2002             --             $     --
            Granted                         1,500,000                 5.00
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                            ---------             --------
         Outstanding at April 30, 2003      1,500,000             $   5.00
            Granted                         4,000,000                 0.05
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                            ---------             --------
         Outstanding at April 30, 2004      5,500,000             $   1.40
                                            =========             ========
            Granted                                --                   --
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                            ---------             --------
         Outstanding at July 31, 2004       5,500,000             $   1.40
                                            =========             ========

During the period ended July 31, 2004 and 2003, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended July 31, 2004 and 2003.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2004
                                   (Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)
-------------------------------------

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
               $0.03         1,500,000                 0.50                $ 0.03      1,500,000         $  0.03
                             =========                 ====                ======      =========         =======

Transactions involving warrants are summarized as follows:

                                                              Weighted Average
                                         Number of Shares     Price Per Share
                                         ----------------     ---------------
         Outstanding at April 30, 2002             --             $     --
            Granted                         1,500,000                 0.03
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                            ---------             --------
         Outstanding at April 30, 2003      1,500,000             $   0.03
            Granted                                --                   --
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                            ---------             --------
        Outstanding at April 30, 2004       1,500,000             $   0.03
                                            =========             ========
            Granted                                --                   --
            Exercised                              --                   --
            Canceled or expired                    --                   --
                                             ---------            --------
        Outstanding at July 31, 2004        1,500,000             $   0.03
                                            =========             ========

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2004. During the year ended April 30, 2004, the Company has extended the expiration date to January 31, 2005.

NOTE E - EMPLOYEE STOCK INCENTIVE PLAN

In Septmeber 2001, the Board of Directors of the Company implemented an Employee Stock Incnetive Plan ("2001 Stock Option Plan") for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 15,000,000 shares of common stock. The 2001 Stock Option Plan provides for the issuance of stock options exerciable at fifty percent (50%) of the fair market value of the common stock on the date of exercise. For an employee holding greater than ten percent(10%) of the total voting power of all stock of the Company, the exercise price of an incentive stock option shall be at least one hundred and ten percent (110%) of the fair market value of the common stock on the date of the grant of the option. The maximum life of the options is ten years from the date the stock optiosn are granted.

In February 2004, the Board of Directors of the Company implemented another Employee Stock Incnetive Plan ("2004 Stock Option Plan") for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 2,000,000 shares of common stock. The 2004 Stock Option Plan provides for the issuance of stock options at an exercise price of $0.05 per share (or 110% of the fair market value of the common stock on the date of the grant of the option, for employees holding greater than ten percent (10%) of the total voting power of all stock of the Company). The maximum life of the options is ten years from the date the stock optiosn are granted.

During the period ended July 31, 2004, the Company granted an agrregate of 986,840 options to Emplyees pursuant to 2001 Stock Option Plan, and all options were excerised on the grant date (Note C). There are no stock options outstanding at July 31, 2004.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2004
                                   (Unaudited)

NOTE F - SUBSEQUENT EVENTS

In July 2004, the Company entered into a Stock Purchase Agreement and an Escrow Agreement (collectively "Agreement") with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales. Pursuant to the Agreement, the Company shall issue 25,000,000 shares of its restricted common stock ("Consideration Stock") and deposit the Consideration Stock into escrow, in exchange for Langley Shares ("Langley Consideration Shares") equal to the same value of the Consideration Stock. The Company issued and deposited the 25,000,000 shares of Consideration Stock into escrow in August 2004. The Consideration Stock and Langley Consideration Shares currently deposited in escrow shall be released and delivered to both parties only when Langley becomes listed on the London Stock Exchange.

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

Global Modular also enjoys the benefit of providing educational customers with product contracted under a "piggyback clause". The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a "piggyback contract" issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a "piggybackable contract" containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. Global Modular is currently working with another Southern California school district for a new piggyback contract. The school district has purchased building in the past from Global Modular. If successful in securing this contract, it will allow Global Modular to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

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

The Company's subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two- story designs. The two-story design is desirable by school districts since individual two story buildings can be installed side-by-side to form a cluster of buildings, occupying hundred of students. The two-story design if fully equipped with easy access to the second story by stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts continue to turn to two- story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. The promotion of the two-story design will be the main focus of our sales team during the next several years. Global Modular also possesses an approved DSA design, which is considered flexible regarding its confirguration alternatives. The design offers school districts complete steel construction, including upgrades for concrete floors, a variety of exterior finishes and various roof pitches and finishes. The design will be used specifically for custom type projects where full campus or wing addition construction is desired.

During the remainder of 2004, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classrooms manufacturing industry has become more steadfast. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2004 and into 2005.

The Company's backlog has increased over 200% as compared to the same period one year ago.

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

COMPARISON OF THE THREE MONTHS ENDED July 31, 2004 TO THE THREE MONTHS ENDED July 31, 2003

Results of Operations

Total revenues increased to $2,105,845 in the quarter ended July 31, 2004 from $920,766 in the quarter ended July 31, 2003. Revenues were generated as a result of the sales campaign implemented last year. California school districts began to recognize Global Modular as major manufacturer of modular school classroom buildings.

Cost of revenues was $1,449,212 and $576,945, respectively for the quarters ended July 31, 2004 and 2003. Gross profit was $656,633 and $343,821, respectively for the quarters ended July 31, 2004 and 2003. This is due to Global Modular and MBS Construction increasing sales due to becoming known in the modular school classroom market during the quarter ended July 31, 2004.

Total operating expenses increased to $547,413 in the quarter ended July 31, 2004 from $321,931 in the quarter ended July 31, 2003. The is largely attributable to increases in selling, general, and administrative costs in connection with the increased sales and operations of Global Modular and MBS Constructions, and consulting and professional fees of which $44,000 was paid with common stock of the Company. During the quarter ended July 31, 2004, the Company also charged to operations $60,175 of compensation costs for common stock issued to employees in exchange for employee stock options exercised pursuant to Employee Stock Incentive Plan approved by the Company's Board of Directors in 2001.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2004, the Company had a working capital surplus of $1,814,248 and a gain from operations of $82,749. The Company generated a deficit in cash flow from operations of $848,165 for the three-month period ended July 31, 2004. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net adjusted for depreciation and amortization of $58,369, an increase in accounts receivable of $952,322, an increase in inventory of $294,724, an increase in employee advances of $32,443, a decrease in deferred revenue of $107,735 and an increase in accounts payable of $287,389.

Cash flows used in investing activities for the three-month period ended July 31, 2004 consisted of the acquisition of $41,357 of equipment and architectural plans used in operations.

The Company met its cash requirements during the three months ended July 31, 2004 through proceeds from the issuance of debt of $300,456 and sale of common stock and stock subscriptions of $65,745, net of costs and fees.

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

The independent auditors report on our April 30, 2004 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

Employees

As of July 31, 2004 the Company had seventy-five employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex, MBS Construction and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $16,125 per month for the remaining of the current fiscal year with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

Trends, Risks and Uncertainties
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that May Affect Future Results and Market Price of Stock
---------------------------------------------------------------------------

Our annual report on April 30, 2004 Form 10-KSB includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of September 13, 2004, there were approximately 134,515,638 shares of common stock outstanding, of which approximately 49,510,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On May 27, 2004, we issued an aggregate of 1,000,000 shares of restricted common stock to two individuals in exchange for common stock subscribed pursuant to an agreement we entered into in March 2004 with Grossman Construction Company. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None during this reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None during this reporting period.

ITEM 5.  OTHER INFORMATION

The Company has executed an Agreement with a United Kingdom investment firm and is awaiting approval from the London Stock Exchange. The Company is selling restricted common shares, with a two-year restriction, at a market value of approximately $2,000,000. As consideration, the Company will receive registered common shares of the Langley Park Investments valued at approximately $2,000,000, which is seeking listing approval on the London Stock Exchange. The Langley Park Investments is comprised of the stock of 23 companies, with a current value as reported by the Langley Park Investment of approximately $139 million. The Company has the option of selling all or a portion of the Langley Park Investment shares, or retaining their Langley common stock as an investment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No.               Description
---               -----------

31.1 Certification of Phillip Hamilton Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of E. Adam DeBard to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Phillip Hamilton Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of E. Adam DeBard Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K filed during the three months ended July 31, 2004.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    Global Diversified Industries, Inc.

Date: September 15, 2004            By:  /s/  Phillip Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: September 15, 2004            By:  /s/  Adam DeBard
                                         -------------------------------------
                                         Chief Operating Officer (Principal
                                         Accounting and Financial Officer)