Form 10QSB
period 2004-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2004-12-21
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended October 31, 2004

Commission file number 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA (State of Incorporation)	95-4741485 (IRS Employer Identification Number)

1200 Airport Drive, Chowchilla, CA (Address of Principal Executive Offices)	93610 (Zip Code)

Telephone: 559-665-5800
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 136,315,314 shares of Common Stock ($.001 par value) as of December 17, 2004.

Transitional small business disclosure format: Yes No X

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2004	April 30, 2004
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$ 78,814	$ 693,194
Accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2004 and April 30,2004	776,659	286,142
Inventories	2,453,772	1,396,699
Advance to employees	44,372	1,086
Prepaid expenses and other	260,720	93,665
Total current assets	3,614,337	2,470,786

Property, plant and equipment:
Property, plant and equipment, at cost	2,107,517	2,053,729
Less: Accumulated depreciation	(480,408)	(384,723)
Total property, plant and equipment, net	1,627,109	1,669,006

Other assets:
Deposit and others	17,625	15,625
Engineering and architectural plans, net of accumulated amortization of $38,867 and $18,724 at October 31, 2004 and April 30, 2004	372,370	363,790
Total other assets	389,995	379,415

Total Assets	$ 5,631,441	$ 4,519,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 690,404	$ 290,210
Deferred revenue	108,190	143,067
Notes payable to related parties, current portion	26,000	237,000
Notes payable, current portion	878,193	285,494
Total current liabilities	1,702,787	955,771

Notes payable to related parties, long-term portion	613,815	588,815

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666.667 shares issued and outstanding at October 31, 2004 and April 30, 2004	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 136,315,368 and 131,863,806 shares issued and outstanding at October 31, 2004 and April 30, 2004 respectively	136,315	131,864
Additional paid-in capital	4,410,375	4,025,104
Preferred stock subscription	733,374	733,374
Common stock subscription	1,566,600	1,726,600
Treasury stock	(50)	(50)
Accumulated deficit	(3,532,442)	(3,642,938)
Total stockholders' equity	3,314,839	2,974,621

Total liabilities and stockholders' equity	$ 5,631,441	$ 4,519,207

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended October 31,		For the six months ended October 31,
	2004	2003	2004	2003
Revenues	$ 2,220,934	$ 1,712,571	$ 4,326,779	$ 2,633,337
Cost of goods sold	1,508,404	1,092,138	2,957,616	1,669,083
Gross profit	712,530	620,433	1,369,163	964,254

Operating expenses:
Selling, general and administrative expenses	503,995	451,442	993,039	729,106
Depreciation and amortization	57,461	46,165	115,830	90,432
Total operating expense	561,456	497,607	1,108,869	819,538

Income from operations	151,074	122,826	260,294	144,716

Interest (expense)	(123,327)	(64,153)	(149,798)	(82,453)
Provision for income taxes	-	-	-	-
Net income	$ 27,747	$ 58,673	$ 110,496	$ 62,263

Earnings per common share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average shares outstanding:
Basic	134,718,629	121,137,668	134,292,460	117,836,350
Diluted	143,385,299	128,804,338	143,736,907	125,503,020

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended October 31,
	2004	2003
Cash flows from operating activities:
Net Income (loss) from operations	$ 110,496	$ 62,263
Adjustment to reconcile net income to net cash:
Depreciation and amortization	115,830	90,432
Common stock issued in exchange for services rendered	70,000	26,175
Common stock issued in exchange for compensation	60,176	-
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(490,517)	(752,174)
(Increase)/decrease in inventory	(1,057,073)	(443,347)
(Increase)/decrease in prepaid expense and others	(158,055)	(18,042)
(Increase)/decrease in employee advances	(43,286)	-
Increase/(decrease) in cash disbursed in excess of available fund	-	36,164
Increase/(decrease) in accounts payable and accrued liabilities	400,194	345,166
Increase/(decrease) in deferred revenue	(34,877)	-
Net cash (used in) operating activities:	(1,027,112)	(653,363)

Cash flows from investing activities:
Capital expenditure	(59,712)	(164,428)
Net cash (used in) investing activities	(59,712)	(164,428)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	65,745	-
Proceeds from notes payable, net of repayments	592,699	659,089
Proceeds from note payable to related parties, net of repayments	(186,000)	153,000
Net cash provided by financing activities	472,444	812,089

Net increase in cash and cash equivalents	(614,380)	(5,702)
Cash and cash equivalents at beginning of period	693,194	14,097
Cash and cash equivalents at end of period	$ 78,815	$ 8,395

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 19,934	$ 52,860
Cash paid during the period for income taxes	$ -	$ -
Common stock issued for services	$ 70,000	$ 26,175
Common stock issued for employees for compensation	$ 60,176	$ -
Common stock issued in exchange for engineering plans	$ 22,800	$ 11,750
Common stock issued in exchange for prepaid expenses	$ 11,000	$ -

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended October 31, 2004, are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Global Diversified Industries, Inc. (the “Company”), is incorporated under the laws of the State of Nevada, and is in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings to end users as well as to third party leasing agents for use primarily within the state of California and other Western States.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. (“Lutrex”), Global Modular, Inc. ("Global Modular "), and MBS Construction, Inc. (“MBS”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at October 31, 2004.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2004
(Unaudited)

NOTE B - NOTES PAYABLE
A summary of notes payable at October 31, 2004 and April 30, 2004 is as follows:
	October 31, 2004	April 30, 2004
Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company’s preferred stock. (a)
	$ 414,465	$ 389,465
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date is in May 15, 2004. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. The Company is currently in default under the terms of the note agreement. (a)	2,000	62,000
Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on February 2, 2009.	199,350	199,350
Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2004. The Company is currently in default under the terms of the note agreement.	24,000	100,000
Note payable to Company shareholder in monthly installments of interest only at 8.0% per annum; unsecured; maturity date is on May 15, 2004.	-	75,000
Note payable in 24 monthly installments beginning October 15, 2004, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company is currently in default under the terms of the note agreement.	53,861	53,861
Note payable secured by certain tangible and intangible property with principal and interest payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2005.	247,781	-
Note payable revolving agreement secured by accounts receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity Date is on November 1, 2005.maximum borrowing capacity of $2,000,000.	576,552	-
Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at approximately 6%, maximum borrowing capacity of $2,500,000.	-	231,633
	1,518,009	1,111,309
Less: current portion	(904,194)	(522,494)
Total - notes payable - long term	$ 613,815	$ 588,815

(a) The Company granted the noteholder an option to convert a total of $400,000 of principal balance of the notes to the Company’s 2,666,666 shares of preferred stock, and each share of the preferred stock is convertible to ten shares of the Company’s restricted common stock. The noteholder has the option to convert the notes to the Company’s securities anytime within three years from the issuance of the notes. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated the value of the debt if converted. Accordingly, no imbedded beneficial conversion feature was accounted in connection with the option to convert notes payable.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2004
(Unaudited)

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of October 31, 2004 and April 30, 2004, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 136,315,368 and 131,863,806 shares of common stock issued and outstanding at October 31, 2004 and April 30, 2004, respectively.

In March 2004, the Company entered into an agreement with Grossman Construction Company (“Grossman”) that Grossman contributed to the Company $200,000 of inventory and equipment in exchange for $40,000 of cash and $160,000 of common stock subscription. In May 2004, the Company issued 1,000,000 shares of common stock to Grossman in exchange for the $160,000 of stock subscription. All obligations pursuant to the agreement have been fulfilled as of October 31, 2004.

During the period ended October 31, 2004, the Company issued an aggregate of 986,840 shares of common stock to officers and employees for stock options exercised at 50% of the fair market value of the common stock on the date of exercise (Note E). The Company received $65,745 of proceeds, net of costs and fees, and compensation costs of $60,176 were charged to operations during the period ended July 31, 2004. Additionally, the Company issued an aggregate of 2,322,222 shares of common stock to consultants in exchange for $70,000 of services fees and $11,000 of prepaid service fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued an aggregate of 142,500 shares of common stock in exchange for $22,800 of intellectual property.

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	1.50	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	0.24	$ 0.05	4,000,000	$ 0.05
	5,500,000	0.58	1.40	5,500,000	$ 1.40

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2002	-	$ -
Granted	1,500,000	5.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2003	1,500,000	$ 5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2004	5,500,000	$ 1.40

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2004
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

During the period ended October 31, 2004 and 2003, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended October 31, 2004 and 2003.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	1,500,000	0.25	$ 0.03	1,500,000	$ 0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2002	-	$ -
Granted	1,500,000	0.03
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2003	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2004	1,500,000	$ 0.03

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2004. During the year ended April 30, 2004, the Company has extended the expiration date to January 31, 2005.

NOTE E - EMPLOYEE STOCK INCENTIVE PLAN

In Septmeber 2001, the Board of Directors of the Company implemented an Employee Stock Incnetive Plan (“2001 Stock Option Plan”) for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 15,000,000 shares of common stock. The 2001 Stock Option Plan provides for the issuance of stock options exerciable at fifty percent (50%) of the fair market value of the common stock on the date of exercise. For an employee holding greater than ten percent(10%) of the total voting power of all stock of the Company, the exercise price of an incentive stock option shall be at least one hundred and ten percent (110%) of the fair market value of the common stock on the date of the grant of the option. The maximum life of the options is ten years from the date the stock optiosn are granted.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2004
(Unaudited)

NOTE E - EMPLOYEE STOCK INCENTIVE PLAN (Continued)

In February 2004, the Board of Directors of the Company implemented another Employee Stock Incnetive Plan (“2004 Stock Option Plan”) for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 2,000,000 shares of common stock. The 2004 Stock Option Plan provides for the issuance of stock options at an exercise price of $0.05 per share (or 110% of the fair market value of the common stock on the date of the grant of the option, for employees holding greater than ten percent (10%) of the total voting power of all stock of the Company). The maximum life of the options is ten years from the date the stock optios are granted.

During the period ended October 31, 2004, the Company granted an agregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note C). There are no stock options outstanding at October 31, 2004.

NOTE F - STOCK PURCHASE AGREEMENT

In July 2004, the Company entered into a Stock Purchase Agreement and an Escrow Agreement (collectively “Agreement”) with Langley Park Investments PLC (“Langley”), a corporation organized under the laws of England and Wales. Pursuant to the terms of the Agreement, the Company issued 25,000,000 shares of its restricted common stock (“Consideration Stock”) to be held in escrow, in exchange for Langley Shares (“Langley Consideration Shares”) equal to the same value of the Consideration Stock. The Consideration Stock was released, however the Company did not receive the Langley Consideration Shares.

Subsequent to the date of financial statements, the Company filed an action in the United States District Court for the Eastern District of California Fresno Division, against Langley for, among other cause of action, securities fraud, breach of contract and rescission in relation to the Agreement. The Company has demanded the 2,500,000 shares of Consideration Stock wrongfully transferred to Langley being return to the Company and the Consideration Stock has been coded so as not be considered issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004

This report on Form 10-QSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Global Diversified Industries, Inc. Such discussion represents only the best present assessment from our Management.

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

OVERVIEW:

The Company’s subsidiary, Global Modular, Inc. (“Global Modular”) is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors. Its product lines consist of a variety of relocatable (portable) classroom designs, including both single-story and two-story floor plans. Global Modular’s portable classroom structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as “P.C.’s” or “pre-checked” plans, that conform to structural and seismic safety specifications administered by the California Department of State Architects (DSA). The DSA regulates all California school construction on public real estate and the DSA’s standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

Global Modular also enjoys the benefit of providing educational customers with product contracted under a “piggyback clause”. The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a “piggyback contract” issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a “piggybackable contract” containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. Global Modular is currently working with another Southern California school district for a new piggyback contract. The school district has purchased building in the past from Global Modular. If successful in securing this contract, it will allow Global Modular to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

At some point during the current or successive fiscal year, Global Modular intends to expand its product line to serve the commercial/business sector. This sector consists of retail, industrial and institutional (including educational institutions that reside on private property). This sector adheres to building designs and specifications administered by the Department of Housing (DOH).

Among Global Modular’s asset base is its integrated, state-of-the-art, automated manufacturing process which includes equipment, raw material and marketing collateral that are specifically designed for the high capacity fabrication of modular structures. Future revenue generation and growth partially depends on the success of marketing efforts to the educational sector for single-story and two-story designs.

The Company’s subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two- story designs. The two- story design is desirable by school districts since individual two story buildings can be installed side-by-side to form a cluster of buildings, occupying hundred of students. The two-story design if fully equipped with easy access to the second story by stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts continue to turn to two- story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. The promotion of the two-story design will be the main focus of our sales team during the next several years. Global Modular also possesses an approved DSA design, which is considered flexible regarding its confirguration alternatives. The design offers school districts complete steel construction, including upgrades for concrete floors, a variety of exterior finishes and various roof pitches and finishes. The design will be used specifically for custom type projects where full campus or wing addition construction is desired.

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

The Company’s current backlog has increased to approximately $4,000,000. as compared to approximately $250,000 the same period one year ago.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. In particular, investors should refer to the section entitled, “ Cautionary Factors that May Affect Future Results and Market Price of Stock”.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2004 TO THE THREE MONTHS ENDED OCTOBER 31, 2003

Results of Operations

Total revenues increased to $2,220,934 in the quarter ended October 31, 2004 from $1,712,571 in the quarter ended October 31, 2003. Sales are beginning to increase due to the addition of two experienced salesmen last quarter. Global Modular is becoming accepted by the school districts as a reliable manufacturer of modular school classroom buildings.

Cost of revenues was $1,508,403 and $1,092,138, respectively for the quarters ended October 31, 2004 and 2003. Gross profit was $712,530 and $620,433, respectively for the quarters ended October 31, 2004 and 2003. This is due to Global Modular increasing the sales staff and becoming known in the modular school classroom market during the quarter ended October 31, 2004.

Total operating expenses increased to $561,456 in the quarter ended October 31, 2004 from $497,607 in the quarter ended October 31, 2003. This mainly attributable to increases in selling, general, and administrative costs in connection with the increased sales and operations of Global Modular and MBS Constructions.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2004 TO THE SIX MONTHS ENDED OCTOBER 31, 2003

Results of Operations

Total revenues increased to $ 4,326,779 in the six months ended October 31, 2004 from $2,633,337 in the six months ended October 31, 2003. Sales are beginning to increase due to the addition of two experienced salesmen last quarter. Global Modular is becoming accepted by the school districts as a reliable manufacturer of modular school classroom buildings.

Cost of revenues was $2,957,616 and $$1,669,083, respectively for the six months ended October 31, 2004 and 2003. Gross profit was $1,369,163 and $964,254, respectively for the six months ended October 31, 2004 and 2003. This is due to Global Modular increasing the sales staff and becoming known in the modular school classroom market during the six months ended October 31, 2004.

Total operating expenses increased to $ 1,108,869 in the six months ended October 31, 2004 from $819,538in the six months ended October 31, 2003. The is mainly attributable to increases in selling, general, and administrative costs in connection with the increased sales and operations of Global Modular and MBS Constructions.

Liquidity and Capital Resources

As of October 31, 2004, the Company had a working capital surplus of $1,911,550 and a gain from operations of $110,496 for the six months ended October 31, 2004. The Company generated a deficit in cash flow from operations of $1,027,112 for the six-month period ended October 31, 2004. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net adjusted for depreciation and amortization of $115,830, common stock issued to consultants and employees in exchange for compensation of $130,176, an increase in accounts receivable of $490,517, an increase in inventory of $1,057,073, an increase in prepaid expenses and other assets of $158,055, an increase in employee advances of $43,286, a decrease in deferred revenue of $34,877 and an increase in accounts payable of $400,194.

Cash flows used in investing activities for the six-month period ended October 31, 2004 consisted of the acquisition of $59,712 of equipment and architectural plans used in operations.

The Company met its cash requirements during the six months ended October 31, 2004 primarily through proceeds from the issuance of debt of $592,699, net of repayments, and sale of common stock of $65,745, net of costs and fees.

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

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company’s current and projected cash flow deficits from operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

While the independent auditors report on the Company’s April 30, 2004 financial statements included in the Form 10-KSB states that we have had difficulty in the past generating sufficient cash flow to meet our obligations and sustain operations, which gave rise to substantial doubts about the our ability to continue as a going concern, the Company has begun to generate consistent profits from its operating activities during the current year.  In addition to generating profitable operations, the Company has recently obtained working capital financing from a lender on terms more favorable than the prior lender.  As a result, the Company's management believes it has taken the steps necessary to mitigate the adverse effects of the conditions and events that gave rise to the auditor's opinion there was substantial duobt about the ability of the Company to continue as a going concern for a reasonable period of time.

Employees

As of October 31, 2004 the Company had seventy-five employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Infalation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or the results of its operations.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Properties

The Company’s principal executive offices are located at 1200 Airport Drive, Chowchilla California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company’s executive management team, as well as housing the operating entities of Lutrex, MBS Construction and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $16,125 per month for the remaining of the current fiscal year with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of December 17,,2004 there were approximately 136,315,314 shares of common stock outstanding, of which approximately 49,510,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3. CONTROLS AND PROCEDURES

    (a)     Evaluation of Disclosure Controls and Procedures
The Company’s management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

    (b)     Changes in Internal Controls
There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 16, 2004, we filed an action in the United States District Court for the Eastern District of California, Fresno Division, against Langley Park Investments, PLC, a United Kingdom corporation (“Langley”), for, among other causes of action, securities fraud, breach of contract and rescission in relation to the exchange of 25,000,000 shares of the Company’s common stock for approximately 4,444,444 shares of common stock in Langley. The complaint also lists the law firm of Gottbetter & Partners, LLP (“Gottbetter”), for aiding and abetting in the fraud, breach of fiduciary duty, and conspiracy to commit fraud in connection with its actions as escrow agent for the share exchange.

The Company received a private placement memorandum (the “Memorandum”) from Langley in April 2004, which proposed to create an investment portfolio consisting of stock in publicly traded companies based on a quantitative analysis and fundamental research into, among other factors, current earnings and potential growth. Langley stated that it would not disclose the identity of other companies being considered for the portfolio for reasons of confidentiality and to prevent potential investors in the target companies from “shorting” the stock.

We now believe that the information was not disclosed because there were fewer target companies than had been represented, and some of those companies failed to meet the criteria. The Company had been assured by Langley that each of the target companies had net assets, positive book values and were “going concerns.” We later discovered that these representations were incorrect in several instances. The majority of the companies that did invest appear to have failed to meet the established criteria.

In addition, Langley required that 50% of the Langley shares would be held in escrow for a period of two years to provide downside protection to the fund, citing the strength of the target companies and their lack of need for immediate liquidity in the Langley shares as the reason for the increase. We now believe that the increase was due to Langley’s knowledge that there were fewer companies than originally represented and that these were worth less than originally disclosed.

Unaware of these issues, the Company entered into a Stock Purchase Agreement with Langley on or about July 15, 2004, and signed an Escrow Agreement with Langley and Gottbetter on August 17, 2004, pursuant to which the shares were deposited. Gottbetter, who also acted as Langley’s attorney on the transaction, was to receive $7,500 in fees at closing from the Company. The shares were not to be released until Gottbetter had received notice that the Langley shares were listed for trading on the London Stock Exchange (“LSE”) and, if such notice had not been received by September 30, 2004, Gottbetter was to release the shares back to the Company. Langley’s shares were not listed on the LSE until October 7, 2004. However, although we never waived the September 30, 2004 deadline, Gottbetter released all of the Company’s shares to Langley on that date. Payment of the $7,500 was not stated as a condition to release in the Escrow Agreement; however, Gottbetter refused to release any of the Langley shares to the Company, preventing us from selling any of the shares and mitigating any loss in value since the listing date.

In the litigation, we are seeking rescission of the Stock Purchase Agreement and return of all of the Company’s shares issued to Langley, in addition to injunctive relief to prevent the transfer of the shares. We are seeking compensatory damages representing the loss in value as well as attorneys’ fees and costs incurred in the litigation against both Langley and Gottbetter.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.  Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on its financial position, resultsd of operations or liquidity.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)     In the quarter ended October 31, 2004, we issued an aggregate of 1,900,000 shares of restricted common stock to five employees and consultants in exchange for services rendered, valued at $26,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

    (b)     None.

    (c)     The Company has not entered into any plans or programs under which we may repurchase our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5.    OTHER INFORMATION

    (a)     The Company entered into a Stock Purchase Agreement with Langley pursuant to which the Company delivered 25,000,000 shares of its restricted common stock, with a then market value of approximately $2,000,000, in exchange for $2,000,000 in shares of stock in Langley if its shares became listed on the London Stock Exchange prior to September 30, 2004. Such listing did not take place by the date required and we are seeking rescission of the agreement based on our reliance on certain representations of Langley which we now believe to have been false. See “Item 1. Legal Proceedings” above.

    (b)     None.

ITEM 6.    EXHIBITS

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
.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

         Global Diversified Industries, Inc.

Date: December 17, 2004         By: /s/ Phillip Hamilton
         -------------------------------------

         President and Chief Executive Officer
         (Principal Executive Officer)

Date: December 17, 2004         By: /s/ Adam DeBard
         -------------------------------------
         Chief Operating Officer (Principal
         Accounting and Financial Officer)

