Form 10QSB
period 2005-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2005-03-16
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended January 31, 2005

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
137,515,368 shares of Common Stock ($.001 par value) as of March 14, 2005.

Transitional small business disclosure format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS:
  JANUARY 31, 2005 AND APRIL 30, 2004

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
  FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
  FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
  JANUARY 31, 2005

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6: EXHIBITS

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2005	April 30, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$ 264,635	$ 693,194
Accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2005 and April 30, 2004	1,131,898	286,142
Inventories	2,421,692	1,396,699
Advance to employees	50,527	1,086
Prepaid expenses	81,999	93,665
Total current assets	3,950,751	2,470,786

Property, plant and equipment:
Property, plant and equipment, at cost	2,238,684	2,053,729
Less: Accumulated depreciation	(531,827)	(384,723)
Total property, plant and equipment, net	1,706,857	1,669,006

Other assets:
Deposit and others	17,625	15,625
Engineering and architectural plans, net of accumulated amortization of $ 48,935 and $18,724 at January 31, 2005 and April 30, 2004 (Note G)	392,893	363,790
Total other assets	410,518	379,415

Total Assets	$ 6,068,126	$ 4,519,207

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	January 31, 2005	April 30, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 770,505	$ 290,210
Deferred revenue	314,251	143,067
Notes payable to related parties, current portion (Note B)	6,000	237,000
Notes payable, current portion (Note B)	941,659	285,494
Total current liabilities	2,032,415	955,771

Notes payable to related parties, long-term portion (Note B)	643,459	588,815

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at January 31, 2005 and April 30, 2004, respectively	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 137,515,368 and 131,863,806 shares issued and outstanding at January 31, 2005 and April 30, 2004 respectively	137,515	131,864
Additional paid-in capital	4,429,574	4,025,104
Preferred stock subscription	733,374	733,374
Common stock subscription	1,566,600	1,726,600
Treasury stock	(50)	(50)
Accumulated deficit	(3,475,428)	(3,642,938)
Total stockholders' equity	3,392,252	2,974,621

Total liabilities and stockholders' equity	$ 6,068,126	$ 4,519,207

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended January 31,		For The Nine Months Ended January 31,
	2005	2004	2005	2004

Revenues	$ 2,028,714	$ 547,911	$ 6,355,493	$ 3,181,248
Cost of goods sold	1,100,133	378,265	4,057,749	2,047,348
Gross profit	928,581	169,646	2,297,744	1,133,900

Operating expenses:
Selling, general and administrative expenses	770,448	243,011	1,763,487	972,117
Depreciation and amortization	61,485	47,478	177,315	137,910
Total operating expense	831,933	290,489	1,940,802	1,110,027

Income (loss) from operations	96,648	(120,843)	356,942	23,873

Interest (expense), net	(39,634)	(52,580)	(189,432)	(135,033)

Income (loss) before provision for income taxes	57,014	(173,423)	167,510	(111,160)

Provision for income taxes	-	-	-	-

Net income (loss)	$ 57,014	$ (173,423)	$ 167,510	$ (111,160)

Loss per common share:
Basic	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Weighted average shares outstanding:
Basic	137,032,759	127,174,760	135,205,893	121,954,679
Diluted	145,699,429	127,174,760	144,310,063	121,954,679

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended January 31,
	2005	2004
Cash flows from operating activities:
Net income (loss) from operations	$ 167,510	$ (111,160)
Adjustment to reconcile net (loss) to net cash:
Depreciation and amortization	177,315	137,910
Common stock issued in exchange for services rendered	101,400	36,425
Common stock issued in exchange for compensation	60,176	-
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(845,756)	(188,788)
(Increase)/decrease in inventory	(1,024,993)	(507,075)
(Increase)/decrease in prepaid expense and others	9,666	(95,308)
(Increase)/decrease in employee advances	(49,441)	-
Increase/(decrease) in cash disbursed in excess of available fund	-	6,755
Increase/(decrease) in accounts payable and accrued liabilities	480,295	212,996
Increase/(decrease) in deferred revenue	171,184	-
Net cash (used in) operating activities:	(752,644)	(508,245)

Cash flows from investing activities:
Capital expenditure	(221,467)	(345,902)
Net cash (used in) investing activities	(221,467)	(345,902)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	65,745	-
Proceeds from notes payable, net of repayments	425,164	622,808
Proceeds from note payable to related parties, net of repayments	54,643	203,000
Advances from related parties, net of repayments	-	15,000
Net cash provided by financing activities	545,552	840,808

Net increase in cash and cash equivalents	(428,559)	(13,339)
Cash and cash equivalents at beginning of year	693,194	14,097
Cash and cash equivalents at end of year	$ 264,635	$ 758

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -
Common stock issued for services	$ 101,400	$ 36,425
Common stock issued for employees for compensation	$ 60,176	$ -
Common stock issued in exchange for debt	$ -	$ 15,000
Common stock issued in exchange for engineering plans	$ 22,800	$ 11,750
Reclassification of notes payable current portion to long-term portion pursuant to modified note agreement (Note B)	$ 29,644	$ -

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended January 31, 2005, are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2004 and 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at January 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
(Unaudited)

NOTE B - NOTES PAYABLE

A summary of notes payable at January 31, 2005 and April 30, 2004 is as follows:

	January 31, 2005	April 30, 2004
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
	$ 414,465	$ 389,465
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date is in May 15, 2004. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock.	-	62,000
Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on February 2, 2009.	199,350	199,350
Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2004. The Company is currently in default under the terms of the note agreement.	6,000	100,000
Note payable to Company shareholder in monthly installments of interest only at 8.0% per annum; unsecured; maturity date is on May 15, 2004.	-	75,000
Note payable in 24 monthly installments beginning January 28, 2005, with interest at 8% per annum; unsecured; maturity date is in December 2006. (b)	61,983	53,861
Note payable secured by tangible and intangible property with principal and interest payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2005.	236,393	-
Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity Date is on November 1, 2005.maximum borrowing capacity of $2,000,000.	672,927	-
Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at approximately 6%, maximum borrowing capacity of $2,500,000.	-	231,633
	1,591,118	1,111,309
Less: current portion	(947,659)	(522,494)
Total - notes payable - long term	$ 643,459	$ 588,815

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
(Unaudited)

NOTE B - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of January 31, 2005, the Company was in compliance with the terms of the Update Agreement.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of January 31, 2005 and April 30, 2004, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 137,515,368 and 131,863,806 shares of common stock issued and outstanding at January 31, 2005 and April 30, 2004, respectively.

In March 2004, the Company entered into an agreement with Grossman Construction Company (“Grossman”) that Grossman contributed to the Company $200,000 of inventory and equipment in exchange for $40,000 of cash and $160,000 of common stock subscription. In May 2004, the Company issued 1,000,000 shares of common stock to Grossman in exchange for the $160,000 of stock subscription. All obligations pursuant to the agreement have been fulfilled as of January 31, 2005.

During the period ended January 31, 2005, the Company issued an aggregate of 986,840 shares of common stock to officers and employees for stock options exercised at 50% of the fair market value of the common stock on the date of exercise (Note E). The Company received $65,745 of proceeds, net of costs and fees, and compensation costs of $60,176 were charged to operations during the period ended January 31, 2005. Additionally, the Company issued an aggregate of 3,522,222 shares of common stock to consultants in exchange for $101,400 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued an aggregate of 142,500 shares of common stock in exchange for $22,800 of intellectual property.

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	1.25	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	1.00	$ 0.05	4,000,000	$ 0.05
	5,500,000	1.07	1.40	5,500,000	$ 1.40

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Stock Options (Continued)

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2002	-	$ -
Granted	1,500,000	5.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2003	1,500,000	$ 5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2005	5,500,000	$ 1.40
During the period ended January 31, 2005 and 2004, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended January 31, 2005 and 2004. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005. During the period ended Januray 31, 2005, the Company has extended the expiration date to January 31, 2006.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	1,500,000	0.50	$ 0.03	1,500,000	$ 0.03

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2002	-	$ -
Granted	1,500,000	0.03
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2003	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2005	1,500,000	$ 0.03

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2005. During the period ended January 31, 2005, the Company has extended the expiration date to July 31, 2005.

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

During the period ended January 31, 2005, the Company granted an agrregate of 986,840 options to Emplyees pursuant to 2001 Stock Option Plan, and all options were excerised on the grant date (Note C). There are no stock options outstanding at January 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2005
(Unaudited)

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

In December 2004, the Company filed an action in the United States District Court for the Eastern District of California Fresno Division, against Langley for, among other cause of action, securities fraud, breach of contract and rescission in relation to the Agreement. The Company has demanded the 2,500,000 shares of Consideration Stock wrongfully transferred to Langley being return to the Company and the Consideration Stock has been coded so as not be considered issued.

NOTE G- ARCHITECTURAL AND ENGINEERING PLANS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

The costs and accumulated amortization of architectural and engineering plans at January 31, 2005 and April 30, 2004 are summarized as follows:

	January 31, 2005	April 30, 2004
Costs of building engineering and architectural and plans	$ 441,828	$ 382,514
Less: accumulated amortization	48,935	18,724
Engineering Architectural and plans, net	$ 392,893	$ 363,790

The amortization period for engineering and architectural plans is 10 years. Amortization expense included as a charge to income amounted to $30,211 and $22,269 for the nine months ended January 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005

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

OVERVIEW:

The Company’s subsidiary, Global Modular, Inc. (“Global Modular”) is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures. Global Modular’s 100,000 square foot factory is located on sixteen acres adjacent to the municipal airport at Chowchilla, California. The manufacturing facility has the capacity to produce approximately $50,000,000 of revenue per year. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors. Its product lines consist of a variety of relocatable (portable) classroom designs, and designs used specifically for permanent modular construction, i.e., complete schools, wing additions, etc. Global Modular’s capabilities include single-story “slab-on-grade” construction, where a concrete slab is poured on site, which also serves as the floor. The structures are built in our factory and shipped to the site for installation on the concrete slab. The modular division has recently secured rights to state-of-the-art two-story designs recently owned by Aurora Modular Industries, Inc. All of Global Modulars’ portable/modular structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as “P.C.’s” or “pre-checked” plans that conform to structural and seismic safety specifications administered by the California Department of State Architects (DSA). The DSA regulates all California school construction on public real estate and the DSA’s standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

Global Modular also enjoys the benefit of providing educational customers with product contracted under a “piggyback clause”. The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a “piggyback contract” issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a “piggybackable contract” containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. Global Modular has recently received assignment of a second piggyback contract from a Southern California school district. This piggyback contract includes all appropriate pricing parameters pertinent to Global’s “permanent modular construction” designs. Global Modulars’ two piggyback contracts provides them the flexibility to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

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

The Company’s subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two-story designs. The two-story design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students. The two-story design is fully equipped with easy access to the second story by stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors. School districts continue to turn to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. Since the recent acquisition of Aurora Modular Industries intellectual property; the promotion of single-story slab-on-grade and two-story designs will be the main focus of our sales team during the next several years. Global Modular now possesses adequate DSA approved designs that can meet virtually any type configuration and aesthetic alternatives a school district may desire.

During the remainder of 2005, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2005 and into 2006.

Currently, the Company’s backlog has increased to approximately $8,000,000 as compared to approximately $350,000 the same period one year ago.

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

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2005 TO THE THREE MONTHS ENDED JANUARY 31, 2004

Results of Operations

Total revenues increased to $2,028,714 in the quarter ended January 31, 2005 from $547,911 in the quarter ended January 31, 2004. The increase is attributed to a major contract with a school district in Southern California. The school district wanted to use the building design, which was acquired through the Aurora bankruptcy. The intellectual properties acquired from the Aurora bankruptcy, provides Global Modular with a complete line of new products.

Cost of revenues was $1,100,133 and $378,265, respectively for the quarters ended January 31, 2005 and 2004. Gross profit was $928,581 and $169,646, respectively for the quarters ended January 31, 2005 and 2004. The cost of revenue increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property.

Total operating expenses increased to $831,933 in the quarter ended January 31, 2005 from $290,489 in the quarter ended January 31, 2004. This is mainly attributable to the sales generated from the contract with a school district in Southern California

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2005 TO THE NINE MONTHS ENDED JANUARY 31, 2004

Results of Operations

Total revenues increased to $6,355,493 in the nine months ended January 31, 2005 from $ 3,181,248 in the quarter ended January 31, 2004. Sales are increasing due Modular becoming accepted by the school districts as a reliable manufacturer of modular, an experienced sales staff is now in place and a new product line is available through the purchase of intellectual properties from Aurora.

Cost of revenues was $4,057,749 and $2,047,348, respectively for the quarters ended January 31, 2005 and 2004. Gross profit was $2,297,744 and $1,133,900, respectively for the quarters ended January 31, 2005 and 2004. This is due to Global Modular becoming a reliable source of modular buildings with wide selection of attractive designs.

Total operating expenses increased to $1,940,802 in the quarter ended January 31, 2005 from $1,110,027 in the quarter ended January 31, 2004. This is mainly attributable to increases in selling, general, and administrative costs in connection with the increased sales and operations of Global Modular and MBS Constructions.

Liquidity and Capital Resources

As of January 31, 2005, the Company had a working capital surplus of $1,918,336 and a gain from operations of $167,510. The Company generated a deficit in cash flow from operations of $752,644 for the nine-month period ended January 31, 2005. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net adjusted for depreciation and amortization of $177,315 an increase in accounts receivable of $845,756, an increase in inventory of $1,024,993, an increase in employee advances of $49,441, an increase in deferred revenue of $171,184 and an increase in accounts payable of $480,295.

Cash flows used in investing activities for the nine-month period ended January 31, 2005 consisted of the acquisition of $221,467 of equipment and architectural plans used in operations.

The Company met its cash requirements during the nine months ended January 31, 2005 through proceeds from the issuance of debt of $425,164 and proceeds from issuance of debt of $54,643 from related parties, and sale of common stock and stock subscriptions, net of costs of $65,745.

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

While the independent auditors report on the Company’s April 30, 2004 financial statements included in the Form 10-KSB states that we have had difficulty in the past generating sufficient cash flow to meet our obligations and sustain operations, which gave rise to substantial doubts about our ability to continue as a going concern, the Company has begun to generate consistent profits from its operating activities during the current year. In addition to generating profitable operations, the Company has recently obtained working capital financing from a lender on terms more favorable than the prior lender. As a result, the Company’s management believes it has taken the steps necessary to mitigate the adverse effects of the conditions and events that gave rise to the auditor’s opinion there was substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

Employees

As of January 31, 2005 the Company had seventy-eight employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 14, 2005, there were approximately 137,515,368 shares of common stock outstanding, of which approximately 49,510,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            On December 8, 2004, we issued an aggregate of 1,200,000 shares of restricted common stock to two consultants in exchange for services rendered, valued at $20,400. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5. OTHER INFORMATION

The Company entered into a Stock Purchase Agreement with Langley pursuant to which the Company delivered 25,000,000 shares of its restricted common stock, with a then market value of approximately $2,000,000, in exchange for $2,000,000 in shares of stock in Langley if it’s shares became listed on the London Stock Exchange prior to September 30, 2004. Such listing did not take place by the date required and we are seeking rescission of the agreement based on our reliance on certain representations of Langley, which we now believe to have been false. See “Item 1. Legal Proceedings” above.

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

Reports on Form 8-K filed during the three months ended January 31, 2005.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

   Global Diversified Industries, Inc.

Date: March 15, 2005

By: /s/ Phillip Hamilton
------------------------------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2005
By: /s/ Adam DeBard
-----------------------------------------------------------
Chief Operating Officer
(Principal Accounting and Financial Officer)