Form 10KSB
period 2005-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2005-08-17
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of August 10, 2005, Common Stock, par value $0.001 per share was $8,998,757.00. As of August 10, 2005, the Company had 139,962,564 shares of common stock issued and outstanding, of which 92,984,564 were held by non-affiliates

GLOBAL DIVERSIFIED INDUSTRIES, INC.

FORM 10-KSB

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 1. BUSINESS.

Introduction

The Company is a Nevada company with a limited operating history. On December 11, 2001, Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Company") acquired two wholly-owned subsidiaries, Majestic Modular Buildings, Ltd. ("Modular"), and, Lutrex Enterprises, Inc. "Lutrex", an entity controlled by the Company's President and Chief Executive Officer.

Modular is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings and was under contract to build multiple single story classrooms for two school districts in southern California. In January 2002, the Company sold Modular.

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

Employees

As of April 30, 2005, the Company had 150 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the 2004-2005 fiscal year end to a vote of the security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2005
	HIGH	LOW

Quarter Ended April 30, 2005	.11	.05
Quarter Ended January 31, 2005	.10	.05
Quarter Ended October 31, 2004	.10	.06
Quarter Ended July 31, 2004	.16	.09

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2004
	HIGH	LOW

Quarter Ended April 30, 2004	.32	.09
Quarter Ended January 31, 2004	.16	.07
Quarter Ended October 31, 2003	.11	.02
Quarter Ended July 31, 2003	.07	.01

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

General Overview

The Company generates revenue from the sale of pre-fabricated, modular type structures to educational institutions, such as public and private schools, universities, etc., child-care providers and municipalities. Our product lines consist of a variety of re-locatable (portable) classroom designs, including both single-story and two-story floor plans.

Critical Accounting Policies

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

•	revenue recognition
•	inventories
•	allowance for doubtful accounts
•	stock-based compensation

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

(1) Title and risk of ownership have passed to the customer;
(2) The Company has obtained a written fixed purchase commitment;
(3) The customer has requested in writing the transaction be on a bill and hold basis;
(4) The customer has provided a delivery schedule;
(5) All performance obligations related to the sale have been completed;
(6) The modular unit has been processed to the customer’s specifications, accepted by the customer and  made ready for shipment; and
(7)The modular unit is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Inventories

We value our inventories, which consists of raw materials, work in progress, finished goods, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and trends in the Company's core business, current aging, current and anticipated wholesale discounts, and class or type of inventory is analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2005, we determined there was a reserve required against our account receivables of $19,590.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Comparison of Years Ended April 30, 2005 and 2004 Revenues

The Company's total revenues were $9,206,445 for the year ended April 30, 2005 compared to $3,407,585 (as restated) for the same time period in 2004, an increase of $5,798,860 or approximately 170%. The increase is a result of the California school market accepting the Company as a viable manufacturer of classrooms with an impressive number of different designs. The acquisition of the Aurora designs have created a new product line for the company, which has increased revenue. The Company acquired nine (9) new modular building designs that are approved by the Division of State Architect. The acquisition also included the trade name of Aurora Modular Industries, which was the second largest modular manufacturer in California and was well known for their award winning designs.

Gross Profit

For the year ended April 30, 2005, the Company's gross profit margin was 34.4 % compared to a 37.1% gross margin in 2004. The gross profit margin has decreased in the year ended April 30, 2005 due to the Company being awarded larger projects that are more competitive than the smaller projects that were produced in the year ended April 30, 2004.

Costs and Expenses

The Company's general and administrative expenses for the year ended April 30, 2005 was $2,066,555 compared to $1,417,098 for the same period in 2004, an increase of $649,457. This increase is mainly attributable to the general and administrative costs in connection with the increased sales and operations of Global Modular and MBS Construction. The Company’s general and administrative expenses for year ended April 30, 2005, increased approximately 46% with revenues increasing approximately 170% as compared to the year ended April 30, 2004.

The Company's interest cost for the year ended April 30, 2005 was $264,909 compared to $98,739 for the same period in 2004, an increase of $166,170. The change is due to the Company's increased borrowings to fund increased production during the year ended April 30, 2005.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company incurred a net profit of $ 501,956 for the year ended April 30, 2005. We generated a cash flow deficit of $826,730 from operating activities. Cash flows used in investing activities was $333,003 during this period. We met our cash flow requirements during the year primarily through the issuance of notes payable of $934,875, primarily from the line of credit established during this fiscal year, and sale of common stock in connection with employee stock options exercised.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Business Concentration

During the year ended April 30, 2005, the Company recognized approximately $6,094,633, or 66% of its revenues from sales of its products to six (6) customers. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

If We Are Unable To Manage Future Growth, Our Business May Be Negatively Affected.

We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

•	manage our business and our subsidiaries as a cohesive enterprise;
•	manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
•	add internal capacity, facilities and third-party sourcing arrangements as and when needed;
•	maintain service quality controls; and
•	attract, train, retain, motivate and manage effectively our employees.

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

As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

•	the volume, timing of, and ability to fulfill customer orders;
•	the demand for our products;
•	the number, timing and significance of product enhancements and new product introductions by us and our competitors;
•	changes in pricing policies by us or our competitors;
•	changes in the level of operating expenses;
•	expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, and broaden our customer support capabilities ;
•	personnel changes;
•	product defects and other product or service quality problems; and
•	general domestic and international legal, economic and political conditions.

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

Limited Public Market, Possible Volatility Of Share Price.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 10, 2005, there were approximately 139,965,564 shares of common stock outstanding, of which approximately 53,995,193 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control.

The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;

•	Announcements of new products or technological innovations by us or our competitors;

•	Changes in earnings estimates of operational results by analysts;

•	Results of product demonstrations.

•	Inability of market makers to combat short positions on the stock;

•	Inability of the market to absorb large blocks of stock sold into the market;

•	Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and

•	Comments about us or our markets posted on the Internet.

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

The Uncertainty Of Conversion Effects Of The Preferred Stock May Cause Dilution Of Current Common Shareholders.

Within the next 24 months from the date of this report the holders of a majority of our Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 157,156,097 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

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

ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

APRIL 30, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Index to Financial Statements

Page
Report of Registered Independent Certified Public Accounting Firm	F-3
Consolidated Balance Sheets at April 30, 2005 and 2004	F-4~ F-5
Consolidated Statements of Operations for the years ended April 30, 2005 and 2004	F-6
Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2005 and 2004	F-7 ~ F-8
Consolidated Statements of Cash Flows for the years ended April 30, 2005 and 2004	F-9 ~ F-10
Notes to Consolidated Financial Statements	F-11 ~ F-33

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheets of Global Diversified Industries, Inc., and its subsidiaries (the “Company”) as of April 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note P, the Company restated its consolidated statements of operations for the year ended April 30, 2004.

/S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
July 25, 2005

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND 2004

	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$ 446,082	$ 693,194
Accounts receivable, net of allowance for doubtful accounts of $19,590 and $0 for April 30, 2005 and 2004, respectively	1,632,395	286,142
Inventories (Note C)	2,523,693	1,396,699
Advance to employees	49,993	1,086
Deferred tax asset ( Note M)	78,000
Prepaid expenses	55,548	93,665
Total current assets	4,785,711	2,470,786

Property, plant and equipment (Note D):
Property, plant and equipment, at cost	2,274,882	2,053,729
Less: accumulated depreciation	(584,716)	(384,723)
Total property, plant and equipment, net	1,690,166	1,669,006

Other assets:
Deposit and other assets	35,579	15,625
Intangible assets, net of accumulated amortization of $61,407 and $18,724 at April 30, 2005 and 2004, respectively (Note B)	955,757	363,790
Total other assets	991,336	379,415

Total Assets	$ 7,467,213	$ 4,519,207

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
APRIL 30, 2005 AND 2004

	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)	$ 988,435	$ 290,210
Deferred revenue (Note A)	71,228	143,067
Notes payable to related parties, current portion (Note H)	149,000	237,000
Notes payable, current portion (Note H)	1,520,369	285,494
Total current liabilities	2,729,032	955,771

Long-term liabilities:
Deferred tax liability (Note M)	57,000	-
Notes payable, long term portion, net of debt discount (Note H)	154,167	-
Notes payable to related parties, long-term portion (Note H)	588,815	588,815
Total long-term liabilities	799,982	588,815

Commitment and contingencies (Note O)	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at April 30, 2005 and 2004 (Note J)	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 138,615,314 and 131,863,806 shares issued and outstanding at April 30, 2005 and 2004, respectively (Note J)	138,615	131,864
Additional paid-in capital	4,527,475	4,025,104
Preferred stock subscription (Note J)	733,374	733,374
Common stock subscription (Note J)	1,679,100	1,726,600
Treasury stock (Note J)	(50)	(50)
Accumulated deficit	(3,140,982)	(3,642,938)
Total stockholders' equity	3,938,199	2,974,621

Total liabilities and stockholders' equity	$ 7,467,213	$ 4,519,207

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

		(As restated - Note P)
	2005	2004

Revenues	$ 9,206,445	$ 3,407,585
Cost of goods sold	6,038,049	2,140,854
Gross profit	3,168,396	1,266,731

Operating expenses:
Selling, general and administrative expenses	2,066,555	1,417,098
Depreciation and amortization (Notes B and D)	242,676	178,961
Total operating expense	2,309,231	1,596,059

Income (loss) from operations	859,165	(329,328)

Other income (expense):
Other (expense) (Note J)	(112,500)	-
Interest (expense), net	(264,909)	(98,739)
Total other income (expense)	(377,409)	(98,739)

Income/(loss) before income tax provision	481,756	(428,067)

Income taxes provision (benefit) (Note M)	(20,200)	-

Net income (loss)	$ 501,956	$ (428,067)

Earnings (losses) per common share (Note N):
Basic	$ 0.00	$ (0.00)
Diluted and assuming diluted	$ 0.00	$ (0.00)
Weighted average shares outstanding:
Basic	135,913,683	124,045,785
Diluted and assuming diluted	145,630,353	124,045,785

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Preferred Shares	Stock Amount	Preferred Stock Subscription	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Stock	Common Stock Subscription	Accumulated Deficit	Total
Balance at April 30, 2003	666,667	$ 667	$ 433,374	112,343,945	$ 112,344	$ 3,183,835	$ -	$ 866,600	$ (3,214,871)	$ 1,381,949
Shares issued in exchange for services rendered	-	-	-	8,093,227	8,093	419,107	-	-	-	427,200
Shares issued in exchange for debt	-	-	-	375,000	375	14,625	-	-	-	15,000
Shares issued in exchange for engineering plans	-	-	-	1,107,190	1,108	23,586	-	-	-	24,694
Shares issued in exchange for cash, net of costs and fees	-	-	-	944,444	944	44,056	-	-	-	45,000
Shares issued in exchange for common stock subscribed	-	-	-	4,000,000	4,000	56,000	-	(60,000)	-	-
Shares issued in exchange for common stock subscribed	-	-	-	5,000,000	5,000	85,000	-	(90,000)	-	-
Treasury stock donated by shareholders	-	-	-	-	-	1,000	(1,000)	-	-	-
Resale of treasury stock	-	-	-	-	-	197,895	950	-	-	198,845
Preferred stock subscription (Note I)	-	-	300,000	-	-	-	-	-	-	300,000
Common stock subscription	-	-	-	-	-	-	-	1,010,000	-	1,010,000
Net loss	-	-	-	-	-	-	-	-	(428,067)	(428,067)
Balance at April 30, 2004	666,667	$ 667	$ 733,374	131,863,806	$ 131,864	$ 4,025,104	$ (50)	$ 1,726,600	$ (3,642,938)	$ 2,974,621

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	Preferred Shares	Stock Amount	Preferred Stock Subscription	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Stock	Common Stock Subscription	Accumulated Deficit	Total
Balance carry forward	666,667	$ 667	$ 733,374	131,863,806	$ 131,864	$ 4,025,104	$ (50)	$ 1,726,600	$ (3,642,938)	$ 2,974,621
Adjustment of accumulated fractional shares from prior years	-	-	-	(54)	-	-	-	-	-	-
Common stock issued in exchange for services rendered	-	-	-	4,622,222	4,622	145,778	-	-	-	150,400
Common stock issued in connection with employee stock options exercised	-	-	-	986,840	987	124,935	-	-	-	125,922
Common stock issued in exchange for intellectual property	-	-	-	142,500	142	22,658		-	-	22,800
Shares issued in exchange for common stock subscribed	-	-	-	1,000,000	1,000	159,000		(160,000)	-	-
Common Stock Subscription	-	-	-	-	-	-	-	112,500	-	112,500
Beneficial conversion feature of notes payable (Note H)	-	-	-	-	-	50,000	-	-	-	50,000
Net income	-	-	-	-	-	-	-	-	501,956	501,956
Balance at April 30, 2005	666,667	$667	$ 733,374	138,615,314	$ 138,615	$ 4,527,475	$ (50)	$1,679,100	$ (3,140,982)	$ 3,938,199

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 501,956	$ (428,067)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization (Note B and D)	242,676	178,961
Common stock issued in exchange for services rendered (Note J)	150,400	427,200
Common stock issued to employees for compensation (Note J)	60,176	-
Common stock subscribed in exchange for payment of cancellation of Stock Purchase Agreement (Note J)	112,500	-
Write-off of advances to employees	-	3,600
Deferred taxes	(21,000)	-
Amortization of debt discount (Note H)	4,167	-
Change in assets and liabilities:
(Increase) in accounts receivable	(1,346,253)	(272,163)
(Increase) in inventory	(1,126,994)	(681,007)
(Increase)/decrease in prepaid expense and others	18,163	(82,388)
(Increase) in employee advances	(48,907)	(4,685)
(Decrease) in cash disbursed in excess of available fund	-	(2,268)
Increase in accounts payable and accrued expenses	698,225	112,370
Increase/(decrease) in deferred revenue (Note A)	(71,839)	143,067
Net cash (used in) operating activities:	(826,730)	(605,380)

Cash flows from investing activities:
Capital expenditure, net	(333,003)	(413,923)
Net cash (used in) investing activities	(333,003)	(413,923)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note J)	65,746	895,000
Proceeds from sale of treasury stock, net of costs and fees (Note J)	-	198,845
Proceeds from notes payable, net of repayments	934,875	277,205
Proceeds from note payable to related parties, net of repayments	(88,000)	327,350
Net cash provided by financing activities	912,621	1,698,400

Net increase (decrease) in cash and cash equivalents	(247,112)	679,097
Cash and cash equivalents at beginning of year	693,194	14,097
Cash and cash equivalents at end of year	$ 446,082	$ 693,194

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 101,293	$ 86,974
Cash paid during the period for income taxes	-	-
Common stock issued for services (Note J)	150,400	427,200
Common stock issued to employees for compensation (Note J and K)	60,176	-
Common stock subscribed in exchange for payment of cancellation of Stock Purchase Agreement (Note J)	112,500	-
Common stock issued in exchange for debt (Note J)	-	15,000
Common stock issued in exchange for engineering plans (Note J)	22,800	24,694
Common stock subscribed in exchange for property and equipment (Note J)	-	160,000
Preferred stock subscribed in exchange for debt (Note I and J)	-	300,000
Note payable issued in exchange for accrued liabilities	-	100,000
Notes payable issued in exchange for intellectual property (Note H)	500,000	-
Beneficial conversion feature of notes payable, convertible portion (Note H)	50,000	-
Amortization of debt discount - beneficial conversion feature (Note H)	4,167	-

See accompanying notes to consolidated financial statements

F-10GLOBAL DIVERSIFIED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. (“Lutrex”), Global Modular, Inc. (“Global Modular”), and MBS Construction, Inc. (“MBS”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of April 30, 2005 and 2004 are $71,228 and $143,067, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon shipment.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

(1) Title and risk of ownership have passed to the customer;
(2) The Company has obtained a written fixed purchase commitment;
(3) The customer has requested in writing the transaction be on a bill and hold basis;
(4) The customer has provided a delivery schedule;
(5) All performance obligations related to the sale have been completed;
(6) The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7)The modular unit is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. Advertising costs as of April 30, 2005 and 2004 are $7,277 and $0 respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended April 30, 2005 and 2004.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company granted an aggregate of 986,840 stock options to employees and all were exercised at the same date the options were granted (Note K).The Company has no awards of stock-based employee compensation outstanding at April 30, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $19,590 and $0 at April 30, 2005 and 2004, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Reclassifications

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B- ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at April 30, 2004 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$ 382,514	$ (18,724)	$ 363,790	$ -	10.0
Total	$ 382,514	$ (18,724)	$ 363,790	$ -	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE B- ACQUISITION OF INTANGIBLE ASSETS (Continued)

On March 11, 2005, the Company acquired certain intellectual properties from Impact Modular Leasing (“Impact”) through an Asset Purchase Agreement (“Agreement”). Impact had acquired the assets from a bankruptcy auction of Aurora Modular Industries, Inc. As consideration, the Company issued to Impact a secured promissory note (the “Note”) for Five Hundred Thousand Dollars ($500,000) bearing interest at five (5) percent per annum (Note H). The total purchase price was allocated to the assets acquired as follows:

Trade name	$ 350,000
Building engineering and architectural plans	150,000
Total	$ 500,000

The trade name acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. An independent appraiser assessed the value of the trade name acquired and determined that the fair value of the trade name exceeded its recorded book value at April 30, 2005. The building engineering and architectural plans acquired have estimated useful lives of ten years.

Total identifiable intangible assets acquired and their carrying value at April 30, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$ 667,164	$ (61,407)	$ 605,757	$ -	10.0
Total Amortized Identifiable Intangible Assets	667,164	$ (61,407)	$ 605,757	$ -	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,017,164	$ (61,407)	$955,757	$ 350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE B- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total amortization expense charged to operations for the year ended April 30, 2005 and 2004 were $42,683 and $17,698.

Estimated amortization expense as of April 30, 2005 is as follows:

2006	$ 87,201
2007	87,201
2008	87,201
2009	87,201
2010 and after	256,953
Total	$605,757

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of April 30, 2005 and 2004 are as follows:

	2005	2004
Finished Goods	$ 224,307	$ 102,130
Work in Progress	672,895	317,893
Raw Materials	1,626,491	976,676
	$ 2,523,693	$1,396,,699

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at April 30, 2005 and 2004 consists of the following:

	2005	2004
Plant Equipment	$ 1,853,703	$ 1,673,292
Furniture and Fixture	2,933	2,933
Building and Leasehold Improvement	418,246	377,504
Total	2,274,882	2,053,729
Accumulated Depreciation	(584,716)	(384,723)
	$ 1,690,166	$ 1,669,006

Depreciation expense included as a charge to income amounted to $199,993 and $161,263 for the year ended April 30, 2005 and 2004, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is materially different from the book value. The carrying value of the Company’s cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, and accrued liabilities, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to and from a related party cannot be determined due to the uncertainty as to the timing of repayment.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2005 and 2004 are as follows:

	2005	2004
Accounts payable	$ 767,422	$ 235,293
Accrued interest	84,790	50,476
Accrued payroll and payroll taxes	108,817	4,441
Other accrued expenses	27,406	-
Total	$ 988,435	$ 290,210

NOTE G - ECONOMIC DEPENDENCY

During the year ended April 30, 2005, approximately $6,094,633, or 66%, of total revenues were derived from and $1,032,310 (63%) of the total accounts receivable at April 30, 2005 were due from six (6) major customers.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE H - NOTES PAYABLE

A summary of notes payable at April 30, 2005 and 2004 is as follows:

	2005	2004
Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company re-signed the note with the shareholder in April 2004; extended maturity date is on May 1, 2009, and the note has a conversion option to convert the principal balance of the loan to the Company’s preferred stock. (a)
	$ 389,465	$ 389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2005. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a)	8,500	62,000

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009 (Note I).	199,350	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a).	6,000	100,000

Note payable to Company shareholder in monthly installments of interest only at 8% per annum; unsecured; maturity date is May 15, 2004.	-	75,000
Note payable to Company shareholder in monthly installments of interest only at 10% per annum, unsecured, maturity date is May 1, 2009. (a)	3,500	-

Note payable in 24 monthly installments beginning October 15, 2004, with interest at 6% per annum; unsecured; maturity date is October 2005. (b)	-	53,861

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006.	131,000	-

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE H - NOTES PAYABLE (Continued)

(Continued)	2005	2004
Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 28, 2005, unsecured; maturity date is December 26, 2006. (b)	56,961	-
Note payable in 24 installments beginning February 28, 2005 with interest at 6% per annum, unsecured, maturity date is February 1, 2007	16,104	-
Note payable, net of debt discount of $45,833, in 2 installments, the first on January 25, 2006 for $300,000, principal only, and the second on January 25, 2007, for $200,000 principal plus accrued interest at 5% per annum, unsecured, the lender has an option in lieu of receiving the second payment of $200,000 in cash, to receive five million shares of the company’s unregistered common stock. (c)	454,167	-
Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at 5% over Prime Interest Rate, maximum borrowing capacity of $2,500,000.	-	231,633
Note payable revolving agreement secured by accounts receivable and property with interest payable monthly at 2.75% over Prime Interest Rate, maximum borrowing capacity of $2,250,000.	1,147,304	-
	2,412,351	1,111,309
Less: current portion	(1,669,369)	(522,494)
Total - notes payable - long term	$742,982	$ 588,815

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE H - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of April 30, 2005, the Company was in compliance with the terms of the Update Agreement.

(c) The Company granted the noteholder an option to convert the second installment of $200,000 of principal to five million shares of the company’s unregistered common stock at maturity date. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated $250,000. The Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible portion of the note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. The Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $4,167 for the year ended April 30, 2005.

NOTE I - RELATED PARTY TRANSACTIONS

In addition to convertible notes payable to related parties described in Note H, two of the Company’s shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank (Note H) on behalf of the Company in April 2004. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note H), and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due. The Company has accounted $300,000 of preferred stock subscription at April 30, 2004 (Note J).

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE J - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of April 30, 2005 and 2004, the Company has issued and outstanding 666,667 shares of preferred stock. The Company has 138,615,314 and 131,863,806 shares of common stock issued and outstanding at April 30, 2005 and 2004, respectively. The Company had 50,000 shares of treasury stock at April 30, 2005 and 2004.

During the year ended April 30, 2004, the Company issued a total of 9,44,444 shares of common stock in exchange for $45,000 of cash, net of costs and fees. The Company issued an aggregate of 8,093,227 shares of common stock to consultants in exchange for services in the amount of $427,200. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 375,000 shares of common stock in exchange for $15,000 of previously incurred debt. Additionally, the Company issued an aggregate of 1,107,190 shares of common stock in exchange for $24,694 of intellectual property.

During the year ended April 30, 2004, the Company issued 4,000,000 shares of common stock, valued at $60,000, to MBS shareholders in connection with the acquisition in February 2003. The Company also issued 5,000,000 shares of common stock, valued at $90,000, to the Majestic shareholders in connection with a settlement agreement the Company entered into in October 2002. Majestic shareholders subsequently donated 1,000,000 shares of common stock to the Company as treasury stock intended for future resale. The Company sold 950,000 of the treasury stock in exchange for $198,845 during the year ended April 30, 2004.

During the year ended April 30, 2004, the Company entered into a stock purchase agreement with an investor that the investor agreed to purchase 9,444,444 shares of the Company’s common stock for $850,000. As of April 30, 2004, the Company received $850,000 of proceeds for the shares to be issued. The Company accounted $850,000 of proceeds received as common stock subscription payable. The Company also entered into an agreement with Grossman Construction Company (“Grossman”) that Grossman contributed to the Company $200,000 of inventory and equipment in exchange for $40,000 of cash and $160,000 of common stock. As of April 30, 2004, the Company paid Grossman $20,000 in cash, accrued $20,000 of liabilities due and accounted the remaining $160,000 as common stock subscription payable.

During the year ended April 30, 2004, two of the Company’s shareholders repaid an aggregate of $499,350 of the Company’s notes payable to bank on behalf of the Company. . The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note H), and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due. The Company has accounted $300,000 of preferred stock subscription at April 30, 2004 (Note I).

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE J - CAPITAL STOCK (Continued)

In May 2004, the Company issued 1,000,000 shares of common stock to Grossman in exchange for the $160,000 of stock subscription at April 30, 2004. All obligations pursuant to the agreement have been fulfilled as of April 30, 2005.

During the year ended April 30, 2005, the Company issued an aggregate of 986,840 shares of common stock to officers and employees for stock options exercised at 50% of the fair market value of the common stock on the date of exercise (Note K). The Company received $65,745 of proceeds, net of costs and fees, and compensation costs of $60,176 were charged to operations during the year ended April 30, 2005. Additionally, the Company issued an aggregate of 4,622,222 shares of common stock to consultants in exchange for services in the amount of $150,400. The Company also issued 142,500 shares of common stock in exchange for intellectual property valued at $22,800. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In July 2004, the Company entered into a Stock Purchase Agreement and an Escrow Agreement (collectively “Agreement”) with Langley Park Investments PLC (“Langley”), a corporation organized under the laws of England and Wales. Pursuant to the terms of the Agreement, the Company issued 25,000,000 shares of its restricted common stock (“Consideration Stock”) to be held in escrow, in exchange for Langley Shares (“Langley Consideration Shares”) equal to the same value of the Consideration Stock. The Consideration Stock was released, however the Company did not receive the Langley Consideration Shares. In December 2004, the Company filed an action in the United States District Court for the Eastern District of California Fresno Division, against Langley for, among other cause of action, securities fraud, breach of contract and rescission in relation to the Agreement. The Company has demanded the 25,000,000 shares of Consideration Stock wrongfully transferred to Langley being return to the Company and the Consideration Stock has been coded so as not be considered issued. In April 2005, the Company entered into an agreement with Langley to cancel the Stock Purchase Agreement. The Company agreed to issue Langley 1,250,000 shares of its common stock, valued at $112,500, and Langley agreed to return 23,750,000 of the Company’s common stock to the treasury of the Company. As of April 30, 2005, the company has accounted for these shares as common stock subscription payable in the accompanying financial statements.

NOTE K - EMPLOYEE STOCK INCENTIVE PLAN

In September 2001, the Board of Directors of the Company implemented an Employee Stock Incentive Plan (“2001 Stock Option Plan”) for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 15,000,000 shares of common stock. The 2001 Stock Option Plan provides for the issuance of stock options exercisable at fifty percent (50%) of the fair market value of the common stock on the date of exercise. For an employee holding greater than ten percent(10%) of the total voting power of all stock of the Company, the exercise price of an incentive stock option shall be at least one hundred and ten percent (110%) of the fair market value of the common stock on the date of the grant of the option. The maximum life of the options is ten years from the date the stock options are granted.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE K - EMPLOYEE STOCK INCENTIVE PLAN (Continued)

In February 2004, the Board of Directors of the Company implemented another Employee Stock Incentive Plan (“2004 Stock Option Plan”) for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 2,000,000 shares of common stock. The 2004 Stock Option Plan provides for the issuance of stock options at an exercise price of $0.05 per share (or 110% of the fair market value of the common stock on the date of the grant of the option, for employees holding greater than ten percent (10%) of the total voting power of all stock of the Company). The maximum life of the options is ten years from the date the stock options are granted.

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no stock options outstanding at April 30, 2005.

NOTE L - NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory option outstanding and the related prices for the shares of the Company’s preferred stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	2.00	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	0.75	$ 0.05	4,000,000	$ 0.05
	5,500,000	1.09	1.40	5,500,000	$ 1.40

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	5,500,000	$ 1.40

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE L - NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options (Continued)

During the year ended April 30, 2004, the Company granted 4,000,000 stock options to an investor as incentive to purchase the Company’s common stock. The exercise price of the stock options was approximately the fair market value of the Company’s common stock at the time the stock options were granted.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	1,500,000	0.75	$ 0.03	1,500,000	$ 0.03
	1,500,000	0.75		1,500,000	$ 0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	1,500,000	$ 0.03

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003. The warrants granted have an original expiration date on January 31, 2004. During the year ended April 30, 2005, the Company has extended the expiration date to January 31, 2006.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE M - INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, from the use of the reserve method of uncollectible receivables financial statement purposes while the direct write-off method is used for tax purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a fully reserved valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $2,013,900, which will expire in 2024, and a Federal net operating loss carryforward of $2,013,900, which will expire in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2005, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to zero at April 30, 2005. The net change in the valuation allowance from 2004 was a decrease of $ 213,400. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. . Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

The income tax provision for the years ended April 30, 2005 and 2004 consists of the following:

	2005	2004

Current
Federal	$--	$--
State	800	--
	800	--

Deferred
Federal	(16,000)	--
State	(5,000)	--
	(21,000)	--

	$(20,200)	$--

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE M - INCOME TAXES (Continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	2005	2004

Computed “expected” income tax expense at approximately 34%	$193,200	$(171,200)

Change in valuation allowances of deferred income taxes	(213,400)	171,200

	$(20,200)	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of April 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Federal and state net operating loss	$ 855,900	$ 1,069,300
Allowance and accruals not recognized for income tax purposes	78,000	-
Total gross deferred tax assets	933,900	1,069,300
Less : Valuation allowance	(855,900)	(1,069,300)
Net deferred tax assets	$ 78,000	$ -

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	52,900	-
Deferred state tax liability	4,100	-
Total net deferred tax assets	$ 57,000	$ -

These amounts have been presented in the consolidated balance sheets as follows:

	2005	2004
Current deferred tax asset	$ 78,000	$ -
Non current deferred tax liability	57,000	-
Total net deferred tax asset	$ 21,000	$ -

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE N - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2005	2004
Net income (loss) available to common stockholders	$ 501,956	$ (428,067)
Earnings (losses) per share:
Basic	$ 0.00	$ (0.00)
Diluted and assuming diluted	$ 0.00	$ (0.00)
Weighted average number of common shares outstanding:
Basic	135,913,683	124,045,785
Diluted and assuming diluted	145,630,353	124,045,785

NOTE O - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

In October 2003, the Company entered into a Financial Services Agreement (“Agreement”) with Merit Capital Group LLC (“Merit”). Pursuant to the agreement, the Company agreed to pay Merit an unaccountable advance of $65,000 and 600,000 shares of the Company’s common stock in exchange for financing services rendered and to be rendered. The term of the Agreement is two years from the date the Agreement was entered into. The service fees will be due only if the Company obtains funding through the arrangements and assistance of Merit, solely at terms and conditions acceptable to the Company. As of the date of the financial statements, the Company has not obtained any funding through the Agreement with Merit.

Lease Agreement

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California at a rate of $15,225 per month for the first year and moderate increases for each year thereafter. Commitments for minimum rentals under non cancelable leases at April 30, 2005 are as follows:

Fiscal Year	Amount
2006	$ 89,323
Total	$ 89,323

Rental expenses charged to operations for the year ended April 30, 2005 and 2004 are $196,244 and $196,741, respectively.

Litigation

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE P - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its statement of operations for the year ended April 30, 2004 to correct the following errors in the financial statements previously filed:

•	The Company erroneously recorded as revenues the value of its work-in-process and finished goods inventories as of April 30, 2004.

The net effect of the correction of this error was to:

•	Decrease the Company’s reported revenues for the year ended April 30, 2004 by $ 420,023 from $ 3,827,608 to $ 3,407,585.

•	Decrease the Company’s reported cost of sales for the year ended April 30, 2004 by $ 420,023 from $ 2,560,877_to $ 2,140,854.

The correction of the error has resulted in no change in the Company’s reported Consolidated Balance Sheet as of April 30, 2004 and Consolidated Statement of Cash Flows for the year ended April 30, 2004.

However, the restatement did affect the individual components of the Company’s revenues and cost of sales as reported on its Consolidated Statement of Operations for the year ended April 30, 2004.

Following are reconciliations of the Company’s restatement of the Consolidated Statement of Operations for the year ended April 30, 2004.

	Year Ended April 30, 2004
	(As Restated)	(As Reported)
Revenues	$ 3,407,585	$ 3,827,608
Cost of Goods Sold	2,140,854	2,560,877
Gross Profit	1,266,731	1,266,731
Operating Expenses:
Selling, General & Administrative	1,417,098	1,417,098
Depreciation and Amortization	178,961	178,961
Total Operating Expenses	1,596,059	1,596,059
Loss from Operations	(329,328)	(329,328)
Interest Expense, net	(98,739)	(98,739)
Income Taxes Provision	-	-
Net loss	$ (428,067)	$ (428,067)
Loss per common share (basic and diluted)	$ 0.00	$ 0.00

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE P - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Quarterly financial data (Unaudited)

The Company’s unaudited quarterly Condensed Consolidated Statements of Operations are also restated to correct the error in recording as revenues the value of its work-in-process and finished goods inventories as of July 31, 2004, October 31, 2004 and January 31, 2005. The correction of the error has resulted in no change in the Company’s reported Condensed Consolidated Balance Sheets as of July 31, 2004, October 31, 2004 and January 31, 2005 and Condensed Consolidated Statement of Cash Flows for the periods then ended.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended July 31, 2004, October 31, 2004 and January 31, 2005 .

	Quarter Ended July 31, 2004
	(As Restated)	(As Reported)
Revenues	$ 1,936,362	$ 2,105,845
Cost of Goods Sold	1,279,729	1,449,212
Gross Profit	656,633	656,633
Operating Expenses:
Selling, General & Administrative	489,044	489,044
Depreciation and Amortization	58,369	58,369
Total Operating expenses	547,416	547,413
Income from Operations	109,220	109,220
Interest Expense, net	(26,471)	(26,471)
Income Taxes Provision	-	-
Net Income	$ 82,749	$ 82,749
Earnings per common share (basic and diluted)	$ 0.00	$ 0.00

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE P - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Three Months Ended October 31, 2004		Six Months Ended October 31, 2004
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$1,632,796	$2,220,934	$3,569,158	$4,326,779
Cost of Goods Sold	920,266	1,508,404	2,199,995	2,957,616
Gross Profit	712,530	712,530	1,369,163	1,369,163
Operating Expenses:
Selling, General & Administrative	503,995	503,995	993,039	993,039
Depreciation and Amortization	57,461	57,461	115,830	115,830
Total Operating expenses	561,456	561,456	1,108,869	1,108,869
Income from Operations	151,074	151,074	260,294	260,294
Interest Expense, net	(123,327)	(123,327)	(149,798)	(149,798)
Income Taxes Provision	-	-	-	-
Net Income	$27,747	$27,747	$110,496	$110,496
Earnings per common share (basic and diluted)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$ 2,267,076	$2,028,714	$5,836,234	$ 6,355,493
Cost of Goods Sold	1,338,495	1,100,133	3,538,490	4,057,749
Gross Profit	928,581	928,581	2,297,744	2,297,744
Operating Expenses:
Selling, General & Administrative	770,448	770,448	1,763,487	1,763,487
Depreciation and Amortization	61,485	61,485	177,315	177,315
Total Operating expenses	831,933	831,933	1,940,802	1,940,802
Income from Operations	96,648	96,648	356,942	356,942
Interest Expense, net	(39,634)	(39,634)	(189,432)	(189,432)
Income Taxes Provision	-	-	-	-
Net Income	$ 57,014	$ 57,014	$ 167,510	$167,510
Earnings per common share (basic and diluted)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulation s under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), who is also our President, and our Treasurer/Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and Treasurer/ Chief Accounting Officer believe:

(i)
that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure; and

(ii)	that our disclosure and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS: There were no changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

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

Phil Hamilton, President/Chairman

Phillip Hamilton, age 57 has over thirty years entrepreneurial and senior management experience in the manufacturing business. From 1996 to current, Mr. Hamilton has been a consultant to Top Line Building Products. Top Line Building Products is a truss manufacturing plants with annual revenues of approximately $8,000,000, which provides its products to major homebuilders in Northern California. As the CEO, Mr. Hamilton has directed the marketing, sales and production activities of the company, as well as re-designing the original truss plant into a modern state of the arts manufacturing plant with new production stations.

From 1996 to Feb 2000, Mr. Hamilton was the Chairman and CEO of Pacesetter Industries, Inc. Pacesetter Industries was one of the largest modular manufacturers of residential and commercial buildings in California. As Chief Executive Officer, Mr. Hamilton was responsible for managing the marketing, sales and production activities of the company. Pacesetter was built from inception into one of California’s largest modular manufacturers producing and installing thousands of residential and commercial building. Pacesetter Industries, Inc. employed a staff of over 650 employees with annual sales of $50,000,000 in 1999. Pacesetter Industries, Inc. filed a Chapter 11 bankruptcy on February 29, 2000 in Fresno County that was finally converted to a Chapter 7.

Mr. Hamilton attended Pacific Union College taking courses in Business Administration.

Adam Debard, Secretary/Treasurer/Director

Adam N. DeBard, age 37, has over fifteen years of experience in the manufacturing and technology business sectors. From January 2001 to current, Mr. DeBard has been the Chief Information Officer- Top Line Building Products. As the CIO, Mr. DeBard was responsible for the design, implementation and management of a corporate wide computer network, as well as preparation of production analysis reports for senior management and equipment leases and acquisitions.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2005 and prior.

 Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock award(s) ($) (f)	Securities under- lying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other compen- sation ($) (i)
Phil Hamilton, President	2005 2004 2003	42,000 0	0	0		0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA	5,000,000	3.61%

Common Stock	Adam Debard(1), 1200 Airport Drive, Chowchilla, CA	6,200,000	4.47%

Common Stock	Rebecca Manadic(3), 611 West Main Street, Merced, CA	35,775,000	25.81%

Common Stock	Shares of all directors and executive officers as a group (3 persons)	46,975,000	33.89%

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

The Company issued notes payable of at total of $407,465 to a significant shareholder. The Company granted the shareholder an option to convert a total of $400,000 of principal balance of the notes to the Company’s 2,666,666 shares of the preferred stock, and each share of the preferred stock is convertible to ten shares of the Company’s restricted common stock. The shareholder has the option to convert the notes to the Company’s securities anytime within three years from the issuance of the notes.

In May 2003, the Company issued to MMI shareholders notes payable of $100,000 in connection with the acquisition of MMI, an entity controlled by one of the Company’s significant shareholders.

In April 2004, two of the Company’s shareholders repaid an aggregate of $499,350 of notes payable due to a bank on behalf of the Company. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due.

ITEM 13. EXHIBITS

(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit No.		Description

3	*	Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3 filed on July 6, 2001

3.2	*	Amendment to Articles of Incorporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.2 filed on July 6, 2001

3.3	*	Bylaws incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.3 filed on July 6, 2001

3.4	*	Articles of Merger between Global and IF&G Media Corporation incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 3.4 filed on July 6, 2001

4	*	Specimen certificate for common stock incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 4 filed on July 6, 2001

4.1	*	Specimen Warrant certificate incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 4.1 filed on July 6, 2001

10.1	*	Consulting Agreement with Moody's Financial Services incorporated by reference to Form SB-2, file no. 333-83231

10.2	*	Consulting Agreement with Joel Shine incorporated by reference to Form SB-2, file no. 333-83231

10.3	*	Equity Line of Credit Agreement dated May2001 incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.3 filed on July 6, 2001

10.4	*	Consulting Agreement with Persia Consulting Group, Inc. dated April 12, 2001 incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.4 filed on July 6, 2001

10.5	*	Escrow Agreement with First Union incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.5 filed on July 6, 2001

10.6	*	Registration Rights Agreement incorporated by reference to Form SB-2, file no. 333-83231 incorporated by reference to Exhibit 10.6 filed on July 6, 2001

10.7	*	Agreement with Yorkville Advisors Management, LLC incorporated by reference to Form SB-2, file no. 333-83231, incorporated by reference to Exhibit 10.7 filed on July 6, 2001

10.8	*	Agreement and Plan of Exchange between Global Diversified Industries and MBS, filed on March 17, 2003

10.9	*	Agreement and Plan of Exchange between Global Diversified Industries and Modular Modernization, Inc. filed on March 19, 2003

23.1	**	Consent of Russell Bedford Stefanou Mirchandani LLP , filed herein.

31.1	**	Certification of Chief Executive Officer/President Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed.                                        ** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		April 30, 2005	April 30, 2004

(i)	Audit Fees	$ 57,995	$ 41,450
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	7,050	5,550
(iv)	All Other Fees	--	--
		------------	------------
	Total fees	$ 65,045	$ 47,000
		===========	============

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre- approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 15, 2005

By: /s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	August 15, 2005
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	August 15, 2005
Adam Debard