Form 10QSB
period 2005-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2005-09-19
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended July 31, 2005

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
143,430,819 shares of Common Stock ($.001 par value) as of September 15, 2005.

Transitional small business disclosure format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS:
JULY 31, 2005 AND APRIL 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
JULY 31, 2005

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2005	April 30, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$815,839	$446,082
Accounts receivable, net of allowance for doubtful accounts of $19,590 at July 31, 2005 and April 30, 2005, respectively	2,692,331	1,632,395
Inventories	2,894,663	2,523,693
Advance to employees	74,835	49,993
Deferred tax asset (Note H)	8,000	78,000
Prepaid expenses	20,503	55,548
Total current assets	6,506,171	$4,785,711

Property, plant and equipment:
Property, plant and equipment, at cost	2,397,939	2,274,882
Less: Accumulated depreciation	(637,088)	(584,716)
Total property, plant and equipment, net	1,760,851	1,690,166

Other assets:
Deposit and others	30,279	35,579
Non Current deferred tax asset (Note H)	13,000	-
Intellectual Properties , net of accumulated amortization of $77,392 and $61,407 at July 31, 2005 and April 30, 2005, respectively (Note F)	955,191	955,757
Total other assets	998,470	991,336

Total Assets	$9,265,492	$7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	July 31, 2005	April 30, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,541,076	$988,435
Deferred revenue	107,477	71,228
Notes payable to related parties, current portion (Note B)	149,000	149,000
Notes payable, current portion (Note B)	2,361,629	1,520,369
Total current liabilities	4,159,182	2,729,032

Long-term liabilities:

Deferred tax liability	-	57,000
Notes payable, long term portion, net of debt discount (Note B)	168,572	154,167
Notes payable to related parties, long-term portion (Note B)	588,815	588,815
Total long-term liabilities	757,387	799,982

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at July 31, 2005 and April 30, 2005 (Note C)	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 139,962,564 and 138,615,314 shares issued and outstanding at July 31, 2005 and April 30, 2004, respectively (Note C)	139,962	138,615
Additional paid-in capital	4,650,298	4,527,475
Preferred stock subscription	733,374	733,374
Common stock subscription	1,616,600	1,679,100
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(2,791,928)	(3,140,982)
Total stockholders' equity	4,348,923	3,938,199

Total liabilities and stockholders' equity	$9,265,492	$7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended July 31,
	2005	2004
		(As restated - Note G)

Revenues	$4,940,023	$1,936,362
Cost of goods sold	3,581,301	1,279,729
Gross profit	1,358,722	656,633

Operating expenses:
Selling, general and administrative expenses	817,728	489,044
Depreciation and amortization	68,357	58,369
Total operating expense	886,085	547,413

Income from operations	472,637	109,220

Interest (expense), net	(122,783)	(26,471)

Income before provision for income taxes	349,854	82,749

Provision for income taxes (Note H)	(800)	-

Net income	$349,054	$82,749

Earnings per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic	138,922,838	133,866,290
Diluted	149,047,842	143,805,688

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three months ended July 31,
	2005	2004
Cash flows from operating activities:
Net income from operations	$349,054	$82,749
Adjustment to reconcile net income to net cash:
Depreciation and amortization	68,357	58,369
Common stock issued in exchange for services rendered (Note C)	11,670	44,000

Amortization of debt discount (Note B)	14,405	-
Common stock issued in exchange for compensation	-	60,175
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(1,059,936)	(952,322)
(Increase)/decrease in inventory	(370,970)	(294,724)
(Increase)/decrease in prepaid expense and others	40,345	6,377
(Increase)/decrease in employee advances	(24,842)	(32,443)
Increase/(decrease) in accounts payable and accrued liabilities	552,641	287,389
Increase/(decrease) in deferred revenue	36,249	(107,735)
Net cash (used in) operating activities:	(383,027)	(848,165)

Cash flows from investing activities:
Capital expenditure	(138,476)	(41,357)
Net cash (used in) investing activities	(138,476)	(41,357)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note C)	50,000	65,745
Proceeds from notes payable, net of repayments	841,260	300,456
Proceeds from note payable to related parties, net of repayments	-	(110,000)
Net cash provided by financing activities	891,260	256,201

Net increase in cash and cash equivalents	369,757	(633,321)
Cash and cash equivalents at beginning of period	446,082	693,194
Cash and cash equivalents at end of period	$815,839	$59,873

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$114,587	$19,934
Cash paid during the period for income taxes	-	-
Common stock issued to consultants for services rendered	11,670	44,000
Common stock issued for employees for compensation	-	60,175
Common stock issued in exchange for prepaid service fees	-	11,000
Amortization of debt discount-beneficial conversion (Note B)	14,405	-
Common stock issued in exchange for engineering plans	-	22,800

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition (Continued)

(1)	Title and risk of ownership have passed to the customer;
(2)	The Company has obtained a written fixed purchase commitment;
(3)	The customer has requested in writing the transaction be on a bill and hold basis;
(4)	The customer has provided a delivery schedule;
(5)	All performance obligations related to the sale have been completed;
(6)	The modular unit has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and
(7)	The modular unit is segregated and is not available to fill other orders.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2005 and 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at July 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE B - NOTES PAYABLE

A summary of notes payable at July 31, 2005 and April 30, 2005 is as follows:

	July 31, 2005	April 30, 2005
Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company’s preferred stock. (a)	$389,465	$389,465
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock.	8,500	8,500
Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on February 2, 2009.	199,350	199,350
Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. (a)	6,000	6,000
Note payable in 24 installments beginning February 28, 2005 with interest at 6% per annum, unsecured, maturity date February 1, 2007	3,775	16,104
Note payable in 24 monthly installments beginning January 28, 2005, with interest at 8% per annum; unsecured; maturity date is in December 2006. (b)	49,251	56,961
Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006.	131,000	131,000
Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity Date is on November 1, 2005.maximum borrowing capacity of $2,500,000.	2,108,603	1,147,304
Note payable to Company shareholder in monthly installments of interest only at 10% per annum, unsecured, maturity date is October 2005. (a)	3,500	3,500
Note payable, net of debt discount o f $31,428, in 3 installments, the first on May 2, 2005 for $100,000, the second on January 25, 2006 for $200,000, principal only, and the third on January 25, 2007, for $200,000 principal plus accrued interest at 5% per annum; unsecured; the lender has an option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock. (c)	368,572	454,167
	3,268,016	2,412,351
Less: current portion	(2,510,629)	(1,669,369)
Total - notes payable - long term	$757,387	$742,982

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE B - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of July 31, 2005, the Company was in compliance with the terms of the Update Agreement.

(c) The Company granted the noteholder an option to convert the second installment of $200,000 of principal to five million shares of the company’s unregistered common stock at maturity date. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated $250,000. The Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible portion of the note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the period ended July 31, 2005, the Company paid down principal in the amount of $100,000. Accordingly, $9,167 of debt discount in connection with the repaid portion of the note was charged to operations. The Company also amortized the remaining debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $5,238 during the period ended July 31, 2005.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of July 31, 2005 and April 30, 2005, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 139,962,564 and 138,615,314 shares of common stock issued and outstanding at July 31, 2005 and April 30, 2005, respectively. The Company has 50,000 shares of treasury stock at July 31, 2005 and April 30, 2005.

During the three months period ended July 31, 2005, the Company issued 97,250 shares of common stock to a consultant in exchange for $11,670 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. Additionally, the Company received $50,000 of cash, net of costs and fees for 277,778 shares of common stock subscribed. As of July 31, 2005 the common shares subscribed have not been issued and the Company has accounted for these shares to be issued as common stock subscription payable. The Company also issued 1,250,000 of its commons stock, valued at $112,500, to Langley Park Investments PLC (“Langley”) pursuant to an agreement the Company and Langley entered into in April 2005. These shares were accounted for in the prior year ending April 30, 2005, as common stock subscription payable.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	1.75	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	0.50	$ 0.05	4,000,000	$ 0.05
	5,500,000	0.84	1.40	5,500,000	$ 1.40

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	5,500,000	$1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at July 31, 2005	5,500,000	$1.40

During the period ended July 31, 2005 and 2004, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended July 31, 2005 and 2004. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005 and was extended to January 31, 2006.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at July 31, 2005	1,500,000	$0.03

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2005 and was extended to July 31, 2006.

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

There are no stock options issued and outstanding during the three months period ended July 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

On March 11, 2005, the Company acquired certain intellectual properties from Impact Modular Leasing (“Impact”) through an Asset Purchase Agreement (“Agreement”). Impact had acquired the assets from a bankruptcy auction of Aurora Modular Industries, Inc. As consideration, the Company issued to Impact a secured promissory note (the “Note”) for Five Hundred Thousand Dollars ($500,000) bearing interest at five (5) percent per annum. The total purchase price was allocated to the assets acquired as follows:

Trade name	$350,000
Building engineering and architectural plans	150,000
Total	$500,000

The trade name acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. The building engineering and architectural plans acquired have estimated useful lives of ten years.

Total identifiable intangible assets acquired and their carrying value at April 30, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$667,164	$(61,407)	$605,757	$-	10.0
Total Amortized Identifiable Intangible Assets	667,164	$(61,407)	$605,757	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,017,164	$(61,407)	$955,757	$350,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at July 31, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$682,583	$(77,392)	$605,191	$-	10.0
Total Amortized Identifiable Intangible Assets	682,583	77,392)	605,191	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,032,583	$(77,392)	$955,191	$350,000

Total amortization expense charged to operations for the three months period ended July 31, 2005 and 2004 were $15,985 and $11,567, respectively.

Estimated amortization expense as of July 31, 2005 is as follows:

2006	$68,056
2007	68,056
2008	68,056
2009	68,056
2010 and after	332,967
Total	$605,191

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended July 31, 2004 to correct the following errors in the financial statements previously filed.

▪	The Company erroneously recorded as revenues the value of its work-in-process and finished goods inventories as of July 31, 2004.

The net effect of the correction of this error was to:

▪	Decrease the Company’s reported revenues for the period ended July 31, 2004 by $169,483 from $2,105,845 to $1,936,362.

▪	Decrease the Company’s reported cost of sales for the period ended July 31, 2004 by $169,483 from $1,449,212 to $1,279,729.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The correction of the error has resulted in no change in the Company’s reported Condensed Consolidated Balance Sheet as of July 31, 2004 and Condensed Consolidated Statement of Cash Flows for the period ended July 31, 2004. However, the restatement did affect the individual components of the Company’s revenues and cost of sales as reported on its Condensed Consolidated Statement of Operations for the period ended July 31, 2004.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended July 31, 2004.

	Quarter Ended July 31, 2004
	(As Restated)	(As Reported)
Revenues	$1,936,362	$2,105,845
Cost of Goods Sold	1,279,729	1,449,212
Gross Profit	656,633	656,633
Operating Expenses:
Selling, General & Administrative	489,044	489,044
Depreciation and Amortization	58,369	58,369
Total Operating expenses	547,413	547,413
Income from Operations	109,220	109,220
Interest Expense, net	(26,471)	(26,471)
Income Taxes Provision	-	-
Net Income	$82,749	$82,749
Earnings per common share (basic and diluted)	$0.00	$0.00

NOTE H - INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $1,664,109, which will expire in 2024, and a Federal net operating loss carryforward of $1,664,109, which will expire before 2023. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through July 31, 2005, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $160,588 at July 31, 2005. The net change in the valuation allowance from July 31, 2004 was a decrease of $510,442. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. . Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2005
(Unaudited)

NOTE H - INCOME TAXES (Continued)

The income tax provision for the three months ended July 31, 2005 and 2004 consists of the following:

	2005	2004

Current
Federal	$--	$--
State	800	800
	800	800

Deferred
Federal	--	(800)
State	--	--
	--	(800)

	$800	$--

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	2005	2004

Computed “expected” income tax expense at approximately 40%	$140,000	$28,200
Change in valuation allowances of deferred income taxes	(139,200)	(28,200)
	$800	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of July 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Federal and state net operating loss	$699,000	$656,600
Allowance and accruals not recognized for income tax purposes	8,000	-
Total gross deferred tax assets	707,000	656,600
Less : Valuation allowance	(631,000)	(656,600)
Net deferred tax assets	$76,000	$-

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(54,000)	-
Deferred state tax liability	(1,000)	-
Total net deferred tax liabilities	$(55,000)	$-

Total deferred income taxes	$21,000	$-

These amounts have been presented in the consolidated balance sheets as follows:

	2005	2004
Current deferred tax asset	$8,000	$-
Non current deferred tax asset	13,000	-
Total net deferred tax asset	$21,000	$-

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

COMPARISON OF THE THREE MONTHS ENDED July 31, 2005 TO THE THREE MONTHS ENDED July 31, 2004

Results of Operations

Revenues from the sale of our modular structures were $4,940,023 in the quarter ended July 31, 2005 as compared to $1,936,362 in the quarter ended July 31, 2004, an increase of $3,003,661, or 156%. The increase is attributed to the Company entering into a major contract with a school district in Southern California. The school district wanted to use the Aurora building designs, which the Company acquired during the fourth quarter of fiscal 2005. The intellectual properties acquired from Aurora , provides Global Modular with a complete line of new products.

Cost of revenues during the three months ended July 31, 2005 was $3,581,301, or 72.5% of sales as compared to $1,279,729, or 66.1% of sales for the quarter ended July 31, 2004. Gross profit was $1,358,722 and $656,633, respectively for the quarters ended July 31, 2005 and 2004. The cost of revenue increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property.

Total operating expenses for the quarter ended July 31, 2005 were $886,085, an increase of $338,672, or 61.8%, as compared to $547,413 in the quarter ended July 31, 2004. The increase is mainly attributable to the Company incurring added general expenses in connection with the increased manufacturing of our modular structures generated from the contract with a school district in Southern California.

Liquidity and Capital Resources

As of July 31, 2005, the Company had a working capital surplus of $2,346,989 and a net income from operations of $472,673 The Company generated a deficit in cash flow from operations of $383,027 for the three-month period ended July 31, 2005. The deficit in cash flow from operating activities for the period is primarily attributable to the Company's net income adjusted for common stock issued in exchange for services of $11,670, amortization of debt discount of $14,405, depreciation and amortization of $68,357, an increase in accounts receivable of $1,059,936, an increase in inventory of $370,970, an increase in employee advances of $24,842, a decrease in other assets of $40,345, a increase in deferred revenue of $36,249, and an increase in accounts payable and accrued liabilities of $552,641 .

Cash flows used in investing activities for the three-month period ended July 31, 2005 consisted of the acquisition of $138,476 of equipment and architectural plans used in operations.

The Company met its cash requirements during the three months ended July 31, 2005 through proceeds from the issuance of debt of $841,260, net of repayments, and proceeds from common stock subscriptions of $50,000.

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

Inflation

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

As of July 31, 2005 the Company had 155 employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2005 Form 10-KSB includes a detailed list of cautionary factors that may affect future results.  Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us.  That annual report can be accessed on EDGAR.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of September 15, 2005, there were approximately 143,430,819 shares of common stock outstanding, of which approximately 49,510,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

None during this reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2005, the Company issued 97,250 shares of common stock to a consultant in exchange for $11,670 of services fees, and 1,250,000 shares of commons stock, valued at $112,500, to Langley Park Investments PLC (“Langley”) pursuant to an agreement the Company and Langley entered into in April 2005. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Global Diversified Industries, Inc.

Date: September 15, 2005	By:	/s/ Phillip Hamilton

President and Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2005	By:	/s/ Adam DeBard

Chief Operating Officer (Principal Accounting and Financial Officer)