Form 10QSB
period 2005-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2005-12-16
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended October 31, 2005

Commission file number 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC
(Exact Name of Registrant as specified in its charter)

NEVADA	95-4741485
(State of Incorporation)	(IRS Employer Identification Number)

1200 Airport Drive, Chowchilla, CA	93610
(Address of Principal Executive Offices)	(Zip Code)

Telephone: 559-665-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity,:
148,866,114 shares of Common Stock ($.001 par value) as of December 15, 2005.

Transitional small business disclosure format: Yes [] No [X]

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2005	April 30, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$ 126,933	$ 446,082
Accounts receivable, net of allowance for doubtful accounts of $19,590 at October 31, 2005 and April 30, 2005, respectively	1,816,111	1,632,395
Inventories	3,530,513	2,523,693
Advance to employees	66,983	49,993
Deferred tax asset	8,000	78,000
Prepaid expenses	33,413	55,548
Total current assets	5,581,953	$ 4,785,711

Property, plant and equipment:
Property, plant and equipment, at cost	2,527,330	2,274,882
Less: Accumulated depreciation	(652,197)	(584,716)
Total property, plant and equipment, net	1,875,133	1,690,166

Other assets:
Deposit and others	30,279	35,579
Non Current deferred tax asset	13,000	-
Intellectual Properties , net of accumulated amortization of $94,946 and $61,407 at October 31, 2005 and April 30, 2005, respectively (Note F)	963,837	955,757
Total other assets	1,007,116	991,336

Total Assets	$ 8,464,202	$ 7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	October 31, 2005	April 30, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,721,674	$ 988,435
Deferred revenue	-	71,228
Notes payable to related parties, current portion (Note B)	140,500	149,000
Notes payable, current portion (Note B)	1,214,231	1,520,369
Total current liabilities	3,076,405	2,729,032

Long-term liabilities:

Deferred tax liability		57,000

Notes payable, long term portion, net of debt discount (Note B)		154,167
Notes payable to related parties, long-term portion (Note B)	588,815	588,815
Total long-term liabilities	588,815	799,982

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at July 31, 2005 and April 30, 2005 (Note C)	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 143,430,819 and 138,615,314 shares issued and outstanding at July 31, 2005 and April 30, 2005, respectively (Note C)	143,430	138,615
Additional paid-in capital	4,896,830	4,527,475
Preferred stock subscription	733,374	733,374
Common stock subscription	1,766,600	1,679,100
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(2,741,869)	(3,140,982)
Total stockholders' equity	4,798,982	3,938,199

Total liabilities and stockholders' equity	$ 8,464,202	$ 7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31
	2005	2004	2005	2004
		(As restated - Note G)		(As restated - Note G)

Revenues	$4,455,368	$ 1,632,796	$ 9,395,391	$ 3,569,158
Cost of goods sold	3,342,756	920,266	6,924,057	2,199,995
Gross profit	1,112,612	712,530	2,471,334	1,369,163

Operating expenses:
Selling, general and administrative expenses	824,181	503,995	1,641,909	993,039
Depreciation and amortization	32,663	57,461	101,020	115,830
Total operating expense	856,844	561,456	1,742,929	1,108,869

Income from operations	255,768	151,074	728,405	260,294

Interest expense, net	(205,709)	(123,327)	(328,492)	(149,798)

Income before provision for income taxes	50,059	27,747	399,913	110,496

Provision for income taxes	-	-	(800)	-

Net income	$50,059	$ 27,747	$ 99,113	$ 110,496

Earnings per common share:
Basic	$ 0.00	$ 0.00	$ 0.01	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ (0.00)
Weighted average shares outstanding:
Basic	143,166,930	134,718,629	141,044,884	134,292,460
Diluted	152,611,378	143,385,299	150,984,282	143,736,907

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six months ended October 31,
	2005	2004
Cash flows from operating activities:
Net income from operations	$ 399,113	$ 110,496
Adjustment to reconcile net income to net cash:
Depreciation and amortization	101,020	115,830
Common stock issued in exchange for services rendered	11,670	70,000
Amortization and write-off of debt discount	45,833	-
Common stock issued in exchange for compensation	-	60,176
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(183,716)	(490,517)
(Increase)/decrease in inventory	(1,006,820)	(1,057,073)
(Increase)/decrease in prepaid expense and others	27,435	(158,055)
(Increase)/decrease in employee advances	(16,990)	(43,286)
Increase/(decrease) in accounts payable and accrued liabilities	733,239	400,194
Increase/(decrease) in deferred revenue	71,228)	(34,877)
Net cash provided by (used in) operating activities:	39,556	(1,027,112)

Cash flows from investing activities:
Capital expenditure	(294,067)	(59,712)
Net cash used in investing activities	(294,067)	(59,712)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	50,000	65,745
Proceeds from (repayments of) notes payable, net	(106,138)	592,700
Repayments of payable to related parties, net	(8,500)	(186,000)
Net cash (used in) provided by financing activities	(64,638)	472,445

Net decrease in cash and cash equivalents	(319,149)	(614,379)
Cash and cash equivalents at beginning of period	46,082	693,194
Cash and cash equivalents at end of period	$ 126,933	$ 78,815

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 155,407	$ 19,934
Common stock issued to consultants for services rendered	11,670	70,000
Common stock issued for employees for compensation	-	60,176
Common stock issued in exchange for prepaid service fees	-	11,000
Common stock issued in exchange for engineering plans	-	22,800

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended October 31, 2005, are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of October 31, 2005 and April 30, 2005 are $0 and $71,228, respectively. In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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
October 31, 2005
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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2005 and 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at October 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)
NOTE B - NOTES PAYABLE
A summary of notes payable at October 31, 2005 and April 30, 2005 is as follows:

	October 31, 2005	April 30, 2005
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
	$ 389,465	$ 389,465
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock.	8,500	8,500
Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on February 2, 2009.	199,350	199,350
Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. (a)	1,000	6,000
Note payable in 24 installments beginning February 28, 2005 with interest at 6% per annum, unsecured, maturity date February 1, 2007	11,052	16,104
Note payable in 24 monthly installments beginning January 28, 2005, with interest at 8% per annum; unsecured; maturity date is in December 2006. (b)	40,884	56,961
Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006.	131,000	131,000
Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity Date is on November 1, 2005.maximum borrowing capacity of $2,500,000.	1,162,294	1,147,304
Note payable to Company shareholder in monthly installments of interest only at 10% per annum, unsecured, maturity date is October 2005. (a)	-	3,500
Note payable in 3 installments, the first on May 2, 2005 for $100,000, the second on January 25, 2006 for $200,000, principal only, and the third on January 25, 2007, for $200,000 principal plus accrued interest at 5% per annum; unsecured; the lender has an option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock.. During the period ended October 31, 2005, the Company repaid $100,000 in cash. The Company also issued an aggregate of 2,857,143 shares of common stock in exchange for repayment of $200,000 in principal. Additionally, the noteholder exercised the option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock. The five million of shares were issued subsequent to the date of financial statements. (c)
	-	454,167
	1,943,545	2,412,351
Less: current portion	(1,354,730)	(1,669,369)
Total - notes payable - long term	$ 588,815	$ 742,982

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)

NOTE B - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of October 31, 2005, the Company was in compliance with the terms of the Update Agreement.

(c) The Company granted the noteholder an option to convert the second installment of $200,000 of principal to five million shares of the company’s unregistered common stock at maturity date. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated $250,000. The Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible portion of the note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the period ended October 31, 2005, the Company repaid principal of $100,000 in cash. The Company also issued an aggregate of 2,857,143 shares of common stock in exchange for repayment of $200,000 in principal. Additionally, the noteholder exercised the option in lieu of receiving $200,000 in principal to receive 5 million shares of the company’s unregistered common stock. The five million of shares were issued subsequent to the date of financial statements. During the period ended October 31, 2005, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $5,238, and unamortized debt discount of $40,595 in connection with the note was charged to operations upon repayment and conversion of the note.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of October 31, 2005 and April 30, 2005, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 143,430,819 and 138,615,314 shares of common stock issued and outstanding at October 31, 2005 and April 30, 2005, respectively. The Company has 50,000 shares of treasury stock at October 31, 2005 and April 30, 2005.

During the six months period ended October 31, 2005, the Company issued 97,250 shares of common stock to a consultant in exchange for $11,670 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. Additionally, the Company received $50,000 of cash, net of costs and fees for 611,112 shares of common stock subscribed. The Company also issued 1,250,000 of its commons stock, valued at $112,500, to Langley Park Investments PLC (“Langley”) pursuant to an agreement the Company and Langley entered into in April 2005. These shares were accounted for in the prior year ending April 30, 2005, as common stock subscription payable. The Company also issued an aggregate of 2,857,143 shares of common stock in exchange for repayment of notes payable in the amount of $200,000 (Note B). Additionally, the noteholder exercised the option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock. The five million of shares were issued subsequent to the date of financial statements and were accounted for as stock subscription payable at October 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	1.50	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	0.25	$ 0.05	4,000,000	$ 0.05
	5,500,000	0.59	1.40	5,500,000	$ 1.40

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	5,500,000	$ 1.40

Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2005	5,500,000	$ 1.40

During the period ended October 31, 2005 and 2004, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended October 31, 2005 and 2004. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005 and was extended to January 31, 2006.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	1,500,000	$ 0.03

Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2005	1,500,000	$ 0.03

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

There are no stock options issued and outstanding during the three months period ended October 31, 2005.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
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

Total identifiable intangible assets acquired and their carrying value at April 30, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$ 667,164	$ (61,407)	$ 605,757	$ -	10.0
Total Amortized Identifiable Intangible Assets	667,164	$ (61,407)	$ 605,757	$ -	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,017,164	$ (61,407)	$955,757	$ 350,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at October 31, 2005 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$ 708,783	$ (94,946)	$ 613,837	$ -	10.0
Total Amortized Identifiable Intangible Assets	708,783	(94,946)	613,837	$ -	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,058,783	$ (94,946)	$ 963,837	$ 350,000

Total amortization expense charged to operations for the six months period ended October 31, 2005 and 2004 were $33,539 and $20,143, respectively.

Estimated amortization expense as of October 31, 2005 is as follows:

2006	$ 68,056
2007	68,056
2008	68,056
2009	68,056
2010 and after	332,967
Total	$ 605,191

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended October 31, 2004 to correct the following errors in the financial statements previously filed.

ཉ The Company erroneously recorded as revenues the value of its work-in-process and finished goods inventories as of October 31, 2004.

The net effect of the correction of this error was to:

ཉ Decrease the Company’s reported revenues for the period ended October 31, 2004 by $757,621 from $4,326,779 to $3,569,158.

ཉ Decrease the Company’s reported cost of sales for the period ended October 31, 2004 by $757,621 from $2,957,616 to $2,199,995.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2005
(Unaudited)

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The correction of the error has resulted in no change in the Company’s reported Condensed Consolidated Balance Sheet as of October 31, 2004 and Condensed Consolidated Statement of Cash Flows for the period ended October 31, 2004. However, the restatement did affect the individual components of the Company’s revenues and cost of sales as reported on its Condensed Consolidated Statement of Operations for the period ended October 31, 2004.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended October 31, 2004.

	Three Months Ended October 31, 2004		Six Months Ended October 31, 2004
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$1,632,796	$ 2,220,934	$ 3,569,158	$4,326,779
Cost of Goods Sold	920,266	1,508,404	2,199,995	2,957,616
Gross Profit	712,530	712,530	1,369,163	1,369,163
Operating Expenses:
Selling, General and Administrative	503,995	503,995	993,039	993,039
Depreciation and Amortization	57,461	57,461	115,830	115,830
Total Operating expenses	561,456	561,456	1,108,869	1,108,869
Income from Operations	151,074	151,074	260,294	260,294
Interest Expense, net	(123,327)	(123,327)	(149,798)	(149,798)
Income Taxes Provision	-	-	-	-
Net Income	$ 27,747	$ 27,747	$ 110,496	$ 110,496
Earnings per common share (basic and diluted)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2005 TO THE THREE MONTHS ENDED OCTOBER 31, 2004

Results of Operations

Total revenues increased to $4,455,368 in the quarter ended of October 31, 2005 from $1,632,796 in the quarter ended October 31, 2004. The increase is attributed to three major contracts with a school districts in Southern California. The school districts wanted to use the building design, which was acquired through the Aurora bankruptcy. The intellectual properties acquired from the Aurora bankruptcy, provides Global Modular with a complete line of new products.

Cost of revenues was $3,342,756 and $920,266, respectively for the quarters ended October 31, 2005 and 2004. Gross profit was $1,112,612 and $712,530, respectively for the quarters ended October 31, 2005 and 2004. The cost of revenue increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property.

Total operating expenses increased to $856,844 in the quarter ended October 31, 2005 from $561,456 in the quarter ended October 31, 2004. This is mainly attributable to the sales generated from the contracts with school districts in Southern California

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2005 TO THE SIX MONTHS ENDED OCTOBER 31, 2004

Results of Operations

Total revenues increased to $9,395,391 in the six months ended October 31, 2005 from $3,569,158 in the six months ended October 31, 2004. The increase is attributed to four major contracts with a school districts in Southern California. The school districts wanted to use the building design, which was acquired through the Aurora bankruptcy. The intellectual properties acquired from the Aurora bankruptcy, provides Global Modular with a complete line of new products.

Cost of revenues was $6,924,057 and $2,199,995, respectively for the six months ended October 31, 2005 and 2004. Gross profit was $2,471,334 and $1,369,163, respectively for the six months ended October 31, 2005 and 2004. The cost of revenue increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property.

Total operating expenses increased to $1,742,929 in the six months ended October 31, 2005 from $1,108,869 in the six months ended October 31, 2004. This is mainly attributable to the sales generated from the contracts with school districts in Southern California

Liquidity and Capital Resources

As of October 31, 2005, the Company had a working capital surplus of $2,505,548 and a gain from operations of $399,113. The Company generated a positive cash flow from operations of $39,556 for the six-month period ended October 31, 2005. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income adjusted for depreciation and amortization of $101,020, common stock issued in exchange for services of $11,670, amortization and write-off of debt discount of $45,833, an increase in accounts receivable of $183,716 an increase in inventory of $1,006,820, an increase in employee advances of $16,990, a decrease in other assets of $27,435, a decrease in deferred revenue of $71,228 and an increase in accounts payable of $733,239,

Cash flows used in investing activities for the six-month period ended October 31, 2005 consisted of the acquisition of $294,067 of equipment and architectural plans used in operations.

The Company disbursed cash during the six months ended October 31, 2005 to reduce debt to lenders by $106,138 and the reduction of debt to related parties by $8,500. The Company raised $ 50,000 of cash by the sale of common stock and stock subscriptions, net of costs and fees.

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

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company’s current and projected cash flow needs for operations and development. The Company generated a positive cash flow for the six months ended October 31, 2005. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

ཉའའ Revenue Recognition

ཉའའ Inventories

ཉའའ Allowance for doubtful accounts

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

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables, EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Product Warranty Reserve

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of October 31, 2005, we determined there was a reserve required against our account receivables of $19,590.

Employees

As of October 31, 2005 the Company had 158 employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of December4 15, 2005, there were approximately 148,866,114 shares of common stock outstanding, of which approximately 49,510,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, as of October 31, 2005, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

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

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2005, we issued an aggregate of 611,112 shares of common stock to two investors for $50,000 of common stock subscribed in prior quarter. We also issued an aggregate of 2,857,143 shares of common stock in exchange for repayments of notes payable in the amount of $200,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Date: December 15, 2005
  By: /s/ Phillip Hamilton
   -------------------------------------
   President and Chief Executive Officer
   (Principal Executive Officer)

Date: December 15, 2005
   By: /s/ Adam DeBard
   -------------------------------------
   Chief Operating Officer (Principal
   Accounting and Financial Officer)