Form 10QSB/A
period 2005-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2005-12-16
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NUMBER ONE TO
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

EXPLANATORY NOTE
This Quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2005. This amendment is being filed to correct the net income amount for the six months ended October 31, 2005 shown in the Condensed Statement of Operations on page 4. The amount was erroneously shown as $99,133 and the correct amount is $399,113.

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

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31
	2005	2004	2005	2004
		(As restated - Note G)		(As restated - Note G)

Revenues	$4,455,368	$ 1,632,796	$ 9,395,391	$ 3,569,158
Cost of goods sold	3,342,756	920,266	6,924,057	2,199,995
Gross profit	1,112,612	712,530	2,471,334	1,369,163

Operating expenses:
Selling, general and administrative expenses	824,181	503,995	1,641,909	993,039
Depreciation and amortization	32,663	57,461	101,020	115,830
Total operating expense	856,844	561,456	1,742,929	1,108,869

Income from operations	255,768	151,074	728,405	260,294

Interest expense, net	(205,709)	(123,327)	(328,492)	(149,798)

Income before provision for income taxes	50,059	27,747	399,913	110,496

Provision for income taxes	-	-	(800)	-

Net income	$50,059	$ 27,747	$ 399,113	$ 110,496

Earnings per common share:
Basic	$ 0.00	$ 0.00	$ 0.01	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ (0.00)
Weighted average shares outstanding:
Basic	143,166,930	134,718,629	141,044,884	134,292,460
Diluted	152,611,378	143,385,299	150,984,282	143,736,907

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

Date: December 16, 2005
  By: /s/ Phillip Hamilton
   -------------------------------------
   President and Chief Executive Officer
   (Principal Executive Officer)

Date: December 16, 2005
  By: /s/ Adam DeBard
   -------------------------------------
   Chief Operating Officer (Principal
   Accounting and Financial Officer)