Form 10QSB
period 2006-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2006-03-15
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended January 31, 2006

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
148,866,114 shares of Common Stock ($.001 par value) as of March 15, 2006.

Transitional small business disclosure format: Yes [] No [X]

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2006	April 30, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$ 107,642	$ 446,082
Accounts receivable, net of allowance for doubtful accounts of $19,590 at January 31, 2006 and April 30, 2005, respectively	2,521,969	1,632,395
Inventories	3,382,334	2,523,693
Advance to employees	45,384	49,993
Deferred tax asset	8,000	78,000
Prepaid expenses	21,057	55,548
Total current assets	6,086,386	$ 4,785,711

Property, plant and equipment:
Property, plant and equipment, at cost	2,573,939	2,274,882
Less: Accumulated depreciation	(746,655)	(584,716)
Total property, plant and equipment, net	1,827,284	1,690,166

Other assets:
Deposit and others	30,279	35,579
Non Current deferred tax asset	13,000	-
Engineering and architectural plans, net of accumulated amortization of $112,456 and $61,407 at January 31, 2006 and April 30, 2005, respectively (Note F)	944,099	955,757
Total other assets	987,378	991,336

Total Assets	$ 8,901,048	$ 7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)
	January 31, 2006	April 30, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 1,069,610	$ 988,435
Deferred revenue	-	71,228
Notes payable to related parties, current portion (Note B)	140,500	149,000
Notes payable, current portion (Note B)	1,770,927	1,520,369
Total current liabilities	2,981,037	2,729,032

Long-term liabilities:

Deferred tax liability	-	57,000
Notes payable, long term portion, net of debt discount (Note B)	238,356	154,167
Notes payable to related parties, long-term portion (Note B)	588,815	588,815
Total long-term liabilities	827,171	799,982

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 666,667 shares issued and outstanding at January 31, 2006 and April 30, 2005 (Note C)	667	667
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 148,866,114 and 138,615,314 shares issued and outstanding at January 31, 2006 and April 30, 2005, respectively (Note C)	148,866	138,615
Additional paid-in capital	5,290,531	4,527,475
Preferred stock subscription	733,374	733,374
Common stock subscription	1,566,600	1,679,100
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(2,647,148)	(3,140,982)
Total stockholders' equity	5,092,840	3,938,199

Total liabilities and stockholders' equity	$ 8,901,048	$ 7,467,213

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended January 31,		For the Nine Months Ended January 31
	2006	2005	2006	2005
		(As restated - Note G)		(As restated - Note G)

Revenues	$ 2,120,772	$ 2,267,076	$ 11,516,163	$ 5,836,234
Cost of goods sold	1,454,672	1,338,495	8,378,729	3,538,490
Gross profit	666,100	928,581	3,137,434	2,297,744

Operating expenses:
Selling, general and administrative expenses	379,870	770,448	2,021,779	1,763,487
Depreciation and amortization	111,968	61,485	212,988	177,315
Total operating expense	491,838	831,933	2,234,767	1,940,802

Income from operations	174,262	96,648	902,667	356,942

Interest expense, net	(79,541)	(39,634)	(408,033)	(189,432)

Income before provision for income taxes	94,721	57,014	494,634	167,510

Provision for income taxes	-	-	(800)	-

Net income	$ 94,721	$ 57,014	$ 493,834	$ 167,510

Earnings per common share:
Basic	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00	$ 0.00	$ (0.00)
Weighted average shares outstanding:
Basic	148,858,825	137,032,759	141,044,884	135,205,893
Diluted	158,303,273	145,699,429	150,984,282	144,310,063

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended January 31,
	2006	2005
Cash flows from operating activities:
Net income from operations	$ 493,834	$ 167,510
Adjustment to reconcile net income to net cash:
Depreciation and amortization	212,988	177,315
Common stock issued in exchange for services rendered	27,670	101,400
Amortization and write-off of debt discount	50,856	-
Common stock issued in exchange for employee compensation	16,470	60,176
Change in assets and liabilities:
Increase in accounts receivable	(889,574)	(845,756)
Increase in inventory	(858,641)	(1,024,993)
Increase decrease in prepaid expense and others	39,791	9,666
(Increase)/decrease in employee advances	4,609	(49,441)
Increase in accounts payable and accrued liabilities	81,175	480,295
Increase/(decrease) in deferred revenue	(71,228)	171,184
Net cash used in operating activities:	(892,050)	(752,644)

Cash flows from investing activities:
Capital expenditure	(338,448)	(221,467)
Net cash used in investing activities	(338,448)	(221,467)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	50,000	65,745
Proceeds from notes payable, net of repayments	850,558	425,164
Repayments of payable to related parties, net	(8,500)	54,643
Net cash provided by financing activities	892,058	545,552

Net decrease in cash and cash equivalents	(338,440)	(428,559)
Cash and cash equivalents at beginning of period	446,082	693,194
Cash and cash equivalents at end of period	$107,642	$ 264,635

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest	$ 219,024	$ 71,297
Cash paid during the period for taxes	-	-
Common stock issued to consultants for services rendered	27,670	101,400
Common stock issued for employees for compensation	16,470	60,176
Reclassification of notes payable current portion to long-term Portion pursuant to modified note agreement (Note B)	-	29,644
Common stock issued in exchange for conversion of notes payable	400,000	-
Beneficial conversion feature of convertible notes	166,667	-
Common stock issued in exchange for engineering plans	-	22,800

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of January 31, 2006 and April 30, 2005 are $0 and $71,228, respectively. In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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
January 31, 2006
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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended April 30, 2005 and 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at January 31, 2006.

New Accounting Pronouncements

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE B - NOTES PAYABLE
A summary of notes payable at January 31, 2006 and April 30, 2005 is as follows:

	January 31, 2006	April 30, 2005
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
	$ 389,465	$ 389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock.	8,500	8,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on February 2, 2009.	199,350	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured. The Company amended the note with the shareholder in May 2005, extending the maturity date to May 31, 2006. (a)	1,000	6,000

Note payable in 24 installments beginning February 28, 2005 with interest at 6% per annum, unsecured, maturity date February 1, 2007	7,588	16,104

Note payable in 24 monthly installments beginning January 28, 2005, with interest at 8% per annum; unsecured; maturity date is in December 2006. (b)	33,519	56,961

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006.	131,000	131,000

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is in October 2006. Maximum borrowing capacity of $2,500,000.	1,629,820	1,147,304

Note payable to Company shareholder in monthly installments of interest only at 10% per annum, unsecured, maturity date is October 2005. (a)	-	3,500

Note payable in 3 installments, the first on May 2, 2005 for $100,000, the second on January 25, 2006 for $200,000, principal only, and the third on January 25, 2007, for $200,000 principal plus accrued interest at 5% per annum; unsecured; the lender has an option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock. (c)	-	454,167
Note payable of $500,000; payabel in five annual payments of $100,000 beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (d)	338,356	-
	2,738,598	2,412,351
Less: current portion	(1,911,427)	(1,669,369)
Total - notes payable - long term	$ 827,171	$ 742,982

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE B - NOTES PAYABLE (Continued)

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

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of January 31, 2006, the Company was in compliance with the terms of the Update Agreement.

(c) The Company granted the noteholder an option to convert the second installment of $200,000 of principal to five million shares of the company’s unregistered common stock at maturity date. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated $250,000. The Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible portion of the note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. During the quarter ended October 31, 2005, the Company repaid principal of $100,000 in cash. The Company also issued an aggregate of 2,857,143 shares of common stock in exchange for repayment of $200,000 in principal. Additionally, the noteholder exercised the option in lieu of receiving $200,000 in principal to receive 5 million shares of the company’s unregistered common stock. The five million of shares were issued on November 1, 2006. This note was deemed paid in full as of January 31, 2006. During the period ended January 31, 2005, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $5,238, and unamortized debt discount of $40,595 in connection with the note was charged to operations upon repayment and conversion of the note.

(d) Collateral for this note is a lien on Aurora Intellectual Property owned by the Company.  The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. During the quarter ended January 31, 2006, the Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $5,023,

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of January 31, 2006 and April 30, 2005, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 148,866,114 and 138,615,314 shares of common stock issued and outstanding at January 31, 2006 and April 30, 2005, respectively. The Company has 50,000 shares of treasury stock at January 31, 2006 and April 30, 2005.

During the nine months period ended January 31, 2006, the Company issued 297,250 shares of common stock to consultants in exchange for $27,670 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company issued 235,295 shares of common stock, valued at $16,470, to its Regional Sales Manager pursuant to the employment agreement as a signing bonus. Additionally, the Company received $50,000 of cash, net of costs and fees for 611,112 shares of common stock subscribed. The Company also issued 1,250,000 of its commons stock, valued at $112,500, to Langley Park Investments PLC (“Langley”) pursuant to an agreement the Company and Langley entered into in April 2005. These shares were accounted for in the prior year ending April 30, 2005, as common stock subscription payable. The Company also issued an aggregate of 2,857,143 shares of common stock in exchange for repayment of notes payable in the amount of $200,000 (Note B). Additionally, the noteholder exercised the option in lieu of receiving $200,000 in principal to receive five million shares of the company’s unregistered common stock. The five million of shares were issued in November 2006.

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

The following table summarizes the changes in non-compensatory options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.00	1,500,000	1.25	$ 5.00	1,500,000	$ 5.00
$ 0.05	4,000,000	0.25	$ 0.05	4,000,000	$ 0.05
	5,500,000	0.52	1.40	5,500,000	$ 1.40

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 5.00
Granted	4,000,000	0.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	5,500,000	$ 1.40
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2006	5,500,000	$ 1.40

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Stock Options (Continued)

During the period ended January 31, 2006 and 2005, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended January 31, 2006 and 2005. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005 and was extended to April 30, 2006.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03	1,500,000	0.50	$ 0.03	1,500,000	$ 0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2003	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2004	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2005	1,500,000	$ 0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2006	1,500,000	$ 0.03

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
January 31, 2006
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

There are no stock options issued and outstanding during the nine month period ended January 31, 2006.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at January 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$ 706,555	$ (112,456)	$ 594,099	$ -	10.0
Total Amortized Identifiable Intangible Assets	706,555	(112,456)	594,099	$ -	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,056,555	$ (112,456)	$ 944,099	$ 350,000

Total amortization expense charged to operations for the nine months period ended January 31, 2006 and 2005 were $51,049 and $30,211, respectively.

Estimated amortization expense as of January 31, 2006 is as follows:

2006	$ 59,410
2007	59,410
2008	59,410
2009	59,410
2010 and after	356,459
Total	$ 594,099

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended January 31, 2005 to correct the following errors in the financial statements previously filed.

ཉ The Company erroneously recorded as revenues the value of its work-in-process and finished goods     inventories as of January 31, 2005.

The net effect of the correction of this error was to:

ཉ Decrease the Company’s reported revenues for the period ended January 31, 2005 by $519,259 from     $6,355,493 to $5,836,234.

ཉ Decrease the Company’s reported cost of sales for the period ended January 31, 2005 by $519,259 from    $4,057,749 to $3,538,490.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2006
(Unaudited)

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The correction of the error has resulted in no change in the Company’s reported Condensed Consolidated Balance Sheet as of January 31, 2005 and Condensed Consolidated Statement of Cash Flows for the period ended January 31, 2005. However, the restatement did affect the individual components of the Company’s revenues and cost of sales as reported on its Condensed Consolidated Statement of Operations for the period ended January 31, 2005.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended January 31, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006

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

During the remainder of 2006, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2006 and into 2007.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2006 TO THE THREE MONTHS ENDED JANUARY 31, 2005

Results of Operations

Total revenues were $2,120,722 for the quarter ended January 31, 2006 as compared to $2,267,076 in the quarter ended January 31, 2005. The decrease of $146,354 is attributed to three major contracts with a school districts in Southern California. The school districts wanted to use the building design, which was acquired through the Aurora bankruptcy. The intellectual properties acquired from the Aurora bankruptcy, provides Global Modular with a complete line of new products. The decrease of $146,354 in revenue is attributed to Global completing negotiations on a two major contracts with a school district in Southern California and completing four projects in the field. During the period of negotiations, production was slower for the first three weeks of the quarter ended January 31, 2006.

Cost of revenues was $1,454,672 and $1,338,495, respectively for the quarters ended January 31, 2006 and 2005. Gross profit was $666,100 and $928,581, respectively for the quarters ended January 31, 2006 and 2005.. The cost of revenue increased by $116,177 is attributed to Global and MBS Construction finishing the field construction work on four major projects. The field construction normally has a lower profit margin than the manufacturing.

Total operating expenses decreased to $491,838 in the quarter ended January 31, 2006 from $831,933 in the quarter ended January 31, 2005. This is mainly attributable to the reduction in operating expenses of MBS Construction in the quarter ending January 31, 2006.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2006 TO THE NINE MONTHS ENDED JANUARY 31, 2005

Results of Operations

Total revenues increased to $11,516,163 in the nine months ended January 31, 2006 from $5,836,234 in the nine months ended January 31, 2005. The increase is attributed to four major contracts with a school districts in Southern California. The school districts wanted to use the building design, which was acquired through the Aurora bankruptcy. The intellectual properties acquired from the Aurora bankruptcy, provides Global Modular with a complete line of new products. The increase is attributed to Global Modular substantially increasing sales with its new line products acquired from the Aurora bankruptcy. Global Modular is now recognized by the California School Districts as one of the major manufacturers of classroom buildings.
Cost of revenues was $8,378,729 and $3,538,490, respectively for the nine months ended January 31, 2006 and 2005. Gross profit was $3,137,434 and $2,297,744, respectively for the nine months ended January 31, 2006 and 2005. The cost of revenue increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property. The cost of revenues increased due to the increased sales generated by the products offered from the purchase of the Aurora intellectual property.

Total operating expenses increased to $2,234,767 in the nine months ended January 31, 2006 from $1,940,802 in the nine months ended January 31, 2005. This is mainly attributed to the company’s increase in sales of over 100% as compared to the same period last year.

Liquidity and Capital Resources

As of January 31, 2006, the Company had a working capital surplus of $3,105,349. Net income was $493,834 for the nine months ended January 31, 2005. The Company generated a negative cash flow from operations of $892,050 for the nine-month period ended January 31, 2006. The negative cash flow from operating activities for the period is primarily attributable to the Company's net income adjusted for depreciation and amortization of $212,988, common stock issued to consultants and employees in exchange for services of $44,140, amortization and write-off of debt discount of $50,856, an increase in accounts receivable of $889,574 an increase in inventory of $858,641, a decrease in employee advances of $4,609, a decrease in other assets of $39,791, a decrease in deferred revenue of $71,228 and an increase in accounts payable of $81,175,

Cash flows used in investing activities for the nine-month period ended January 31, 2006 consisted of the acquisition of $338,448 of equipment and architectural plans used in operations.

The Company funded operations during the nine months ended January 31, 2006 by increasing debt to lenders by $850,558 and the reduction of debt to related parties by $8,500. The Company raised $ 50,000 of cash by the sale of common stock and stock subscriptions, net of costs and fees.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of January 31, 2006, we determined there was a reserve required against our account receivables of $19,590.

Employees

As of January 31, 2006 the Company had 153 employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 12, 2006, there were approximately 148,866,114 shares of common stock outstanding, of which approximately 49,630,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, as of January 31, 2006, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

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

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2006, we issued 5,000,000 shares of common stock in exchange for conversion of a note payable. We also issued shares 200,000 shares of common stock, valued at $16,000, to a consultant for services, and 235,295 shares of common stock, valued at $16,470, to an employee as per the terms of his employment agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

   Global Diversified Industries, Inc.

Date: March 15, 2006  By: /s/ Phillip Hamilton
   -------------------------------------
   President and Chief Executive Officer
   (Principal Executive Officer)

Date: March 15, 2006  By: /s/ Adam DeBard
   -------------------------------------
   Chief Operating Officer (Principal
   Accounting and Financial Officer)