Form 10KSB
period 2006-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2006-08-17
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 333-83231

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                       -----------------------------------
               (Exact name of Company as specified in its charter)


                  Nevada                             95-4741485
------------------------------------------- ------------------------------
        (State or jurisdiction of                 (I.R.S. Employer
      incorporation or organization)             Identification No.)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13T or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the Company as of August 10, 2006, Common Stock, par value $0.001 per share was $8,998,757.00. As of August 14, 2006, the Company had 159,602,478 shares of common stock issued and outstanding, of which 92,984,564 were held by non-affiliates



                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page

ITEM 1.          Description of Business ..................................   3
ITEM 2.          Description of Property ..................................   5
ITEM 3.          Legal Proceedings ........................................   5
ITEM 4.          Submission of Matters to a
                   Vote of Security Holders ...............................   5

                                     PART II

ITEM 5.          Market for Common Equity and Other
                   Shareholder Matters ....................................   5
ITEM 6.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..........   7
ITEM 7.          Financial Statements ..................................... F-1
ITEM 8.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................  18
ITEM 8 (A)       Controls and Procedures ..................................  18

                                    PART III

ITEM 9.          Directors, Executive Officers, Promoters and
                   Control Persons; Compliance with Section 16(a)
                   of the Exchange Act ....................................  18
ITEM 10.         Executive Compensation ...................................  19
ITEM 11.         Security Ownership of Certain Beneficial
                   Owners and Management ..................................  20
ITEM 12.         Certain Relationships and Related Transactions ...........  21
ITEM 13.         Exhibits .................................................  21
ITEM 14.         Principal Accountant's Fees and Services .................  22
                 Signatures ...............................................  23

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

The Company is a holding company for three wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant, MBS Construction Inc., a modular contractor specializing in modular construction site work and renovation, and Global Modular, Inc., a sales, marketing and manufacturing of modular type structures.

Overview
--------

The Company's subsidiary, Global Modular, Inc. ("Global Modular") is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures. Global Modular's 100,000 square foot factory is located on sixteen acres adjacent to the municipal airport at Chowchilla, California. The manufacturing facility has the capacity to produce approximately $50,000,000 of revenue per year. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors. Its product lines consist of a variety of relocatable (portable) classroom designs, and designs used specifically for permanent modular construction, i.e., complete schools, wing additions, etc. Global Modular's capabilities include single-story "slab-on-grade" construction, where a concrete slab is poured on site, which also serves as the floor. The structures are built in our factory and shipped to the site for installation on the concrete slab. The modular division has recently secured rights to state-of-the-art two-story designs recently owned by Aurora Modular Industries, Inc. All of Global Modulars' portable/modular structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as "P.C.'s" or "pre-checked" plans that conform to structural and seismic safety specifications administered by the California Department of State Architects
(DSA). The DSA regulates all California school construction on public real estate and the DSA's standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

The Company was issued a Manufacturer's License by the California Department of Housing (DOH) on July 13, 2006. This opens up a new market comprising of retail, industrial and institutional (including educational institutions that reside on private property). This sector adheres to building designs and specifications administered by the Department of Housing (DOH).

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

During the remainder of 2006, Global Modular will focus its attention on the new DOH market along with its sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2006 and into 2007.

Employees
---------

As of April 30, 2006, the Company had 145 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

ITEM 2. PROPERTIES.

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $16,121 per month for the first year and moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the 2005-2006 fiscal year end to a vote of the security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2006

                                       HIGH        LOW
                                     ---------- ----------

Quarter Ended April 30, 2006            .08        .07
Quarter Ended January 31, 2006          .07        .07
Quarter Ended October 31, 2005          .09        .8
Quarter Ended July 31, 2005             .11        .11


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2005

                                        HIGH       LOW
                                     ---------- ----------

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

          o    revenue recognition
          o    inventories
          o    allowance for doubtful accounts
          o    stock-based compensation

Revenue Recognition
-------------------

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery. However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

     (1) Title and risk of ownership have passed to the customer;
     (2) The Company has obtained a written fixed purchase commitment;
     (3) The customer has requested in writing the transaction be on a bill and hold basis;
     (4) The customer has provided a delivery schedule;
     (5) All performance obligations related to the sale have been completed;
     (6) The modular unit has been processed to the customer's specifications, accepted by the customer and made ready for shipment; and
     (7) The modular unit is segregated and is not available to fill other orders.

The remittance terms for these "bill and hold" transactions are consistent with all other sales by the Company.

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Inventories
-----------

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

Allowance for Uncollectible Accounts
------------------------------------

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2006, we determined a reserve was not required against our account receivables.

Stock-Based Compensation
------------------------

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Comparison of Years Ended April 30, 2006 and 2005 Revenues
----------------------------------------------------------

The Company's total revenues were $14,921,012 for the year ended April 30, 2006 compared to $9,206,445 for the same time period in 2005, an increase of $5,714,567 or approximately 62%. The increase is a result of the Company being awarded larger projects. The acquisition of the Aurora designs have created a new product line for the company, which allowed the Company into the two story modular school market. The Company acquired nine (9) new modular building designs that are approved by the Division of State Architect. The acquisition also included the trade name of Aurora Modular Industries, which was the second largest modular manufacturer in California and was well known for their award winning designs.

Gross Profit
------------

For the year ended April 30, 2006, the Company's gross profit margin was 28% compared to a 34.4% gross margin in 2005. The gross profit margin has decreased in the year ended April 30, 2006 due to the Company being awarded larger projects that are more competitive than the smaller projects that were produced in the year ended April 30, 2005. The two story modular buildings require more field work, which is less profitable than the manufacturing portion of the project.

Costs and Expenses
------------------

The Company's general and administrative expenses for the year ended April 30, 2006 was $2,857,402 compared to $2,066,555 for the same period in 2005, an increase of $790,847. This increase is mainly attributable to the general and administrative costs in connection with the increased sales and operations of Global Modular and MBS Construction. The Company's general and administrative expenses for year ended April 30, 2006, increased approximately 38% with revenues increasing approximately 63% as compared to the year ended April 30, 2005.

The Company's interest cost for the year ended April 30, 2006 was $515,577 compared to $264,909 for the same period in 2005, an increase of $250,668 . The change is due to the Company's increased borrowings to fund increased production during the year ended April 30, 2006.

Liquidity and Capital Resources
-------------------------------

As reflected in the accompanying financial statements, the Company incurred a net profit of $596,683 for the year ended April 30, 2006. We generated a cash flow deficit of $803,462 from operating activities. Cash flows used in investing activities was $436,216 during this period. We met our cash flow requirements during the year primarily through the issuance of notes payable of $1,270,357, net of repayments, and $80,339 of proceeds from issuance of common stock and common stock subscription.

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

Business Concentration
----------------------

During the year ended April 30, 2006, the Company recognized approximately $9,516,531, or 64% of its revenues from sales of its products to five (5) customers. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 15, 2006, there were approximately 159,602,478 shares of common stock outstanding, of which approximately 65,368,964 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

THE UNCERTAINTY OF CONVERSION EFFECTS OF THE PREFERRED STOCK MAY CAUSE DILUTION OF CURRENT COMMON SHAREHOLDERS.

         Within the next 12 months from the date of this report the holders of a majority of our Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 154,524,309 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

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

                             APRIL 30, 2006 AND 2005


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.




                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                          Index to Financial Statements

--------------------------------------------------------------------------------



                                                                        Page

Report of Registered Independent Certified Public Accounting Firm        F-3

Consolidated Balance Sheet  at April 30, 2006                         F-4~ F-5

Consolidated Statements of Operations for the years
  ended April 30, 2006 and 2005                                          F-6

Consolidated Statements of  Stockholders' Equity for
  the two years ended April 30, 2006                                 F-7 ~ F-8

Consolidated Statements of Cash Flows for the
  years ended April 30, 2006 and 2005                                F-9 ~ F-10

Notes to Consolidated Financial Statements                          F-11 ~ F-29







                    RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., and its subsidiaries (the "Company") as of April 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.



                  /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                    Russell Bedford Stefanou Mirchandani LLP
                          Certified Public Accountants
McLean, Virginia
July 28, 2006

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2006


ASSETS:
Current assets:
Cash and cash equivalents                                      $   557,100
Accounts receivable, net of allowance for
  doubtful accounts of $0                                        3,100,040
Inventories (Note C)                                             3,113,804
Advance to employees                                                15,081
Prepaid expenses and deposits                                       84,124
                                                               -----------
Total current assets                                             6,870,149

Property, plant and equipment (Note D):
Property, plant and equipment, at cost                           2,582,142
Less: accumulated depreciation                                    (802,777)
                                                               -----------
Total property, plant and equipment, net                         1,779,365

Other assets:
Deposit and other assets                                            30,279
Non-current deferred tax asset (Note M)                             21,000
Intangible assets, net of accumulated
  amortization of $130,954 (Note B)                              1,015,166
                                                               -----------
Total other assets                                               1,066,445

Total Assets                                                   $ 9,715,959
                                                               ===========



           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEET (Continued)
                                 APRIL 30, 2006


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)              $ 1,281,522
Notes payable to related parties, current
portion (Note H)                                                   140,500
Notes payable, current portion (Note H)                          2,199,227
                                                               -----------
Total current liabilities                                        3,621,249

Long-term liabilities:
Notes payable, long term portion, net of debt
discount (Note H)                                                  246,484
Notes payable to related parties, long-term
portion (Note H)                                                   588,815
                                                               -----------
Total long-term liabilities                                        835,299


Commitment and contingencies (Note O)                                 --

Stockholders' equity:
Series A Preferred  stock, par value $.001 per share;
10,000,000 shares authorized; 666,667 shares
issued and outstanding (Note J)                                        667

Common stock, par value $ .001 per share; 400,000,000
shares authorized; 149,447,478 shares issued and
outstanding (Note J)                                               149,446

Additional paid-in capital                                       5,323,334
Preferred stock subscription (Note J)                              733,374
Common stock subscription (Note J)                               1,596,939
Treasury stock (Note J)                                                (50)
Accumulated deficit                                             (2,544,299)
                                                               -----------
Total stockholders' equity                                       5,259,411

Total liabilities and stockholders' equity                     $ 9,715,959
                                                               ===========




           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005



                                                   2006             2005
                                                ------------    ------------

Revenues                                        $ 14,921,012    $  9,206,445
Cost of goods sold                                10,662,941       6,038,049
                                                ------------    ------------
Gross profit                                       4,258,071       3,168,396

Operating expenses:
Selling, general and administrative expenses       2,857,402       2,066,555
Depreciation and amortization (Notes B and D)        287,609         242,676
                                                ------------    ------------
Total operating expense                            3,145,011       2,309,231

Income from operations                             1,113,060         859,165

Other income (expense):
    Other (expense), net (Note J)                       --          (112,500)
    Interest (expense), net                         (515,577)       (264,909)
                                                ------------    ------------
Total other (expense)                               (515,577)       (377,409)


Income before income tax provision                   597,483         481,756


Income taxes (provision) benefit (Note M)               (800)         20,200
                                                ------------    ------------

Net income                                      $    596,683    $    501,956
                                                ============    ============

Earnings per common share (Note N):
Basic                                           $       0.00    $       0.00
                                                ============    ============
Diluted                                         $       0.00    $       0.00
                                                ============    ============
Weighted average shares outstanding:
Basic                                            145,006,288     135,913,683
Diluted                                          154,524,309     145,630,353



           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE TWO YEARS ENDED APRIL 30, 2006


                                                       Preferred
                              Preferred      Stock       Stock         Common        Stock
                                Shares       Amount    Subscription    Shares        Amount
                              -----------   --------   -----------   -----------   -----------
Balance carry forward             666,667   $    667   $   733,374   131,863,806   $   131,864

Adjustment of
accumulated  fractional
shares from prior years              --         --            --             (54)         --
Common stock issued in
exchange for services
rendered                             --         --            --       4,622,222         4,622
Common stock issued in
connection with employee
stock options exercised              --         --            --         986,840           987
Common stock issued in
exchange for
intellectual property                --         --            --         142,500           142
Shares issued in
exchange for common
stock subscribed                     --         --            --       1,000,000         1,000

Common Stock Subscription            --         --            --            --            --
Beneficial conversion
feature of notes payable
(Note H)                             --         --            --            --            --

Net  income                          --         --            --            --            --

                              ===========   ========   ===========   ============  ============
Balance at April 30, 2005         666,667   $   667    $   733,374    138,615,314  $    138,615
                              ===========   ========   ===========   ============  ============



                                 Additional                     Common
                                  Paid in       Treasury        Stock        Accumulated
                                  Capital         Stock      Subscription     Deficit          Total
                                -----------   -----------    -----------    -----------    -----------
Balance carry forward           $ 4,025,104   $       (50)   $ 1,726,600    $(3,642,938)   $ 2,974,621
                                ===========   ===========    ===========    ===========    ===========

Adjustment of
accumulated  fractional
shares from prior years                --            --             --             --             --
Common stock issued in
exchange for services
rendered                            145,778          --             --             --          150,400
Common stock issued in
connection with employee
stock options exercised             124,935          --             --             --          125,922
Common stock issued in
exchange for
intellectual property                22,658          --             --             --           22,800
Shares issued in
exchange for common
stock subscribed                    159,000          --         (160,000)          --             --

Common Stock Subscription              --            --          112,500           --          112,500
Beneficial conversion
feature of notes payable
(Note H)                             50,000          --             --             --           50,000

Net  income                            --            --             --          501,956        501,956
                                -----------   -----------    -----------    -----------    -----------


Balance at April 30, 2005       $ 4,527,475   $       (50)   $ 1,679,100    $(3,140,982)   $ 3,938,199
                                ===========   ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                     FOR THE TWO YEARS ENDED APRIL 30, 2006

                                                       Preferred
                              Preferred      Stock       Stock         Common        Stock
                               Shares       Amount    Subscription    Shares        Amount
                              -----------   --------   -----------   -----------   -----------
Balance carry forward             666,667   $    667   $   733,374    138,615,314  $    138,615
                              ===========   ========   ===========   ============  ============
Common stock issued in
exchange for cash, net
of costs and fees                    --         --            --          611,112           611
Common stock issued in
exchange for services
rendered                             --         --            --        1,113,909         1,113
Common stock issued in
exchange for conversion
of Note Payable (Note H)             --         --            --        7,857,143         7,857
Shares issued in
exchange for common
stock subscribed                     --         --            --        1,250,000         1,250

Common Stock Subscription            --         --            --            --            --
Beneficial conversion
feature of notes payable
(Note H)                             --         --            --            --            --

Net  income                          --         --            --            --            --


                              ===========   ========   ===========   ============  ============
Balance at April 30, 2006         666,667   $   667    $   733,374    149,447,478  $    149,446
                              ===========   ========   ===========   ============  ============




                                 Additional                    Common
                                  Paid in       Treasury        Stock        Accumulated
                                  Capital         Stock      Subscription     Deficit          Total
                                -----------   -----------    -----------    -----------    -----------
Balance carry forward           $ 4,527,475   $       (50)   $ 1,679,100    $(3,140,982)   $ 3,938,199
                                ===========   ===========    ===========    ===========    ===========

Common stock issued in
exchange for cash,
net of costs and fees                49,389          --             --             --           50,000
Common stock issued in
exchange for services
rendered                             76,410          --             --             --           77,523

Common stock issued in
exchange for conversion
of Note Payable                     392,143          --             --             --          400,000
Shares issued in
exchange for common
stock subscribed                    111,250          --         (112,500)          --             --

Common Stock Subscription              --            --           30,339           --           30,339
Beneficial conversion
feature of notes payable
(Note H)                            166,667          --             --             --          166,667

Net  income                            --            --             --          596,683        596,683
                                -----------   -----------    -----------    -----------    -----------

Balance at April 30, 2006       $ 5,323,334   $       (50)   $ 1,596,939    $(2,544,299)   $ 5,259,411
                                ===========   ===========    ===========    ===========    ===========


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

                                                                           2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:

Net income (loss)                                                      $   596,683    $   501,956
Adjustment to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization (Note B and D)                               287,609        242,676
Common stock issued in exchange for services rendered (Note J)              61,053        150,400
Common stock issued to employees for compensation (Note J)                  16,470         60,176
Common stock subscribed in exchange for payment of cancellation of
Stock Purchase Agreement (Note J)                                             --          112,500
Write-off of advances to employees                                          29,000           --
Deferred taxes                                                                --          (21,000)
Amortization and write-off of debt discount (Note H)                        58,984          4,167
Change in assets and liabilities:
(Increase) in accounts receivable                                       (1,467,645)    (1,346,253)

(Increase) in inventory                                                   (590,111)    (1,126,994)

(Increase)/decrease in prepaid expense and others                          (23,276)        18,163

(Increase)/decrease in employee advances                                     5,912        (48,907)

Increase in accounts payable and accrued expenses                          293,087        698,225

(Decrease) in deferred revenue (Note A)                                    (71,228)       (71,839)
                                                                       -----------    -----------
Net cash (used in) operating activities:                                  (803,462)      (826,730)

Cash flows from investing activities:

Capital expenditure, net                                                  (436,216)      (333,003)
                                                                       -----------    -----------
Net cash (used in) investing activities                                   (436,216)      (333,003)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of
costs and fees (Note J)                                                     80,339         65,746
Proceeds from notes payable, net of repayments                           1,278,857        934,875
Proceeds from note payable to related parties, net of repayments            (8,500)       (88,000)
                                                                       -----------    -----------
Net cash provided by financing activities                                1,350,696        912,621

Net increase (decrease) in cash and cash equivalents                       111,018       (247,112)
Cash and cash equivalents at beginning of year                             446,082        693,194
                                                                       -----------    -----------
Cash and cash equivalents at end of year                               $   557,100    $   446,082
                                                                       ===========    ===========



           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

                                                                          2006           2005
                                                                       -----------    -----------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest                               $   364,821    $   101,293
Cash paid during the period for income taxes                                   800           --
Common stock issued for services (Note J)                                   61,053        150,400
Common stock issued to employees for compensation (Note J
and K)                                                                      16,470         60,176
Common stock subscribed in exchange for payment of
cancellation of Stock Purchase Agreement (Note J)                             --          112,500
Common stock issued in exchange for debt (Note J)                          400,000           --
Common stock issued in exchange for engineering plans
(Note J)                                                                      --           22,800
Notes payable issued in exchange for intellectual
property (Note H)                                                             --          500,000
Beneficial conversion feature of notes payable, convertible
portion (Note H)                                                           166,667         50,000
Amortization and write-off of debt discount -
beneficial conversion feature (Note H)                                      58,984          4,167




           See accompanying notes to consolidated financial statements

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2006 AND 2005


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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

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

Revenue Recognition
-------------------

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. There were no deferred revenues as of April 30, 2006. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
-------------------------------

(1) Title and risk of ownership have passed to the customer;
(2) The Company has obtained a written fixed purchase commitment;
(3) The customer has requested in writing the transaction be on a bill and hold basis;
(4) The customer has provided a delivery schedule;
(5) All performance obligations related to the sale have been completed;
(6) The modular unit has been processed to the customer's specifications, accepted by the customer and made ready for shipment; and
(7) The modular unit is segregated and is not available to fill other orders.

The remittance terms for these "bill and hold" transactions are consistent with all other sales by the Company.

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. Advertising costs as of April 30, 2006 and 2005 are $5,942 and $7,277 respectively.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended April 30, 2006 and 2005.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

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

Stock Based Compensation
------------------------

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for year ended April 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                                                       April 30, 2005
                                                                      --------------
Net income                                            As reported     $      501,956
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                                         -
                                                                          ----------
Net income attributable to common shareholders        Pro forma       $      501,956
                                                                          ==========

Basic and diluted net income per share:               As reported     $         0.00
                                                      Pro forma       $         0.00

The Company has no awards of stock-based employee compensation issued and outstanding at April 30, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

Concentration of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at April 30, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements
-----------------------------

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

New Accounting Pronouncements (Continued)
-----------------------------------------

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005


NOTE B- ACQUISITION OF INTANGIBLE ASSETS

On March 11, 2005, the Company acquired certain intellectual properties from Impact Modular Leasing ("Impact") through an Asset Purchase Agreement ("Agreement"). Impact had acquired the assets from a bankruptcy auction of Aurora Modular Industries, Inc. As consideration, the Company issued to Impact a secured promissory note (the "Note") for Five Hundred Thousand Dollars ($500,000) bearing interest at five (5) percent per annum (Note H). The total purchase price was allocated to the assets acquired as follows:

           Trade name                                         $350,000
           Building engineering and architectural plans        150,000
                                                             ---------
           Total                                             $ 500,000
                                                             =========

The trade name acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company's consolidated statement of earnings. An independent appraiser assessed the value of the trade name acquired and determined that the fair value of the trade name exceeded its recorded book value at April 30, 2005. The building engineering and architectural plans acquired have estimated useful lives of ten years.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005


NOTE B- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at April 30, 2006 are:

                                                                                                Weighted
                                       Gross                                                    Average
                                      Carrying     Accumulated                  Residual      Amortization
                                       Amount     Amortization       Net         Value       Period (Years)
----------------------------------- ------------- -------------- ------------ ------------- -----------------
Amortized Identifiable Intangible
Assets:

Building engineering and
architectural plans
                                       $ 796,120     $(130,954)    $ 665,166        $    -              10.0
                                    ------------- -------------- ------------ ------------- -----------------
Total Amortized Identifiable
Intangible Assets
                                         796,120     $(130,954)    $ 665,166        $    -              10.0

Unamortized Identifiable
Intangible Assets:

Trade Name                               350,000           -         350,000       350,000                 -
                                    ------------- -------------- ------------ ------------- -----------------
Total Unamortized Identifiable
Intangible Assets                        350,000           -         350,000       350,000                 -
                                    ------------- -------------- ------------ ------------- -----------------

Total                                 $1,146,120     $(130,954)    $1,015,166     $ 350,000
                                      ==========     ==========     =========     =========


Total amortization expense charged to operations for the year ended April 30, 2006 and 2005 were $69,548 and $42,683, respectively.

Estimated amortization expense as of April 30, 2006 is as follows:


              2007                      $ 73,988
              2008                        73,988
              2009                        73,988
              2010                        73,988
              2011 and after             369,214
                                         -------
              Total                     $665,166
                                         =======



NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of April 30, 2006:


Finished Goods     $  448,627
Work in Progress      599,455
Raw Materials       2,065,722
                   ----------
                   $3,113,804
                   ==========

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at April 30, 2006 consists of the following:


Plant Equipment                      $ 1,903,295
Furniture and Fixture                      2,933
Building and Leasehold Improvement       675,914
                                     -----------
   Total                               2,582,142
Accumulated Depreciation                (802,777)
                                     -----------
                                     $ 1,779,365

Depreciation expense included as a charge to income amounted to $218,061 and $199,993 for the year ended April 30, 2006 and 2005, respectively.



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



NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2006 are as follows:


Accounts payable                    $  807,133
Accrued interest                        58,826
Accrued Sales Tax                       63,478
Accrued Property taxes                  62,474
Accrued payroll and payroll taxes          739
Other accrued expenses                 288,872
                                    ----------
Total                               $1,281,522
                                    ==========

NOTE G - ECONOMIC DEPENDENCY

During the year ended April 30, 2006, approximately $9,516,531, or 64%, of total revenues were derived from five (5) major customers and $2,727,988 (88%) of the total accounts receivable at April 30, 2006 were due from two (2) major customers.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005


NOTE H - NOTES PAYABLE

A summary of notes payable at April 30, 2006 is as follows:


Note payable to Company shareholder in monthly installments
of interest only at 10.0% per annum; unsecured; maturity
date was in November 30, 2003. The Company re-signed the
note with the shareholder in April 2004; extended maturity
date is on May 1, 2009, and the note has a conversion option to convert the principal balance of the loan to the
Company's preferred stock. (a)                                    $ 389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2007. Noteholder has the option to
convert the principal balance of the loan to the Company's
preferred stock. (a)                                                  3,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date
is on May 1, 2009 (Note I).                                         199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005, maturity extended to August 31, 2007
Noteholder has the option to convert the principal balance
of the loan to the Company's preferred stock. (a).                    6,000

Note payable in 24 monthly installments beginning March 15,
2006; unsecured; maturity date is March 2008.                        51,384

Note payable to Company shareholder in monthly installments
of interest only at 8% per annum, unsecured, maturity date
is on January 31, 2006.,maturity date extended to January
31, 2007                                                            131,000

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE H - NOTES PAYABLE (Continued)



Note payable in 24 monthly installments beginning December
27, 2004, with interest at 8% per annum beginning January
28, 2005, unsecured; maturity date is December 26, 2006. (b)        25,388

Note payable in 12 installments beginning April 15, 2006
with interest at 9% per annum, unsecured, maturity date is
March 15, 2007                                                      50,875

Note payable in five annual payments beginning December 31,
2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months ("anniversary date") to receive restricted shares of the Company's common
stock in lieu of the annual cash payment of $100,000. The
conversion price is equal to 75% of the closing price for
the day that is twelve months prior to each anniversary
date. The minimum conversion price shall be $0.05 per share.
(c)                                                                 346,484

Note payable revolving agreement secured by receivable and
property with interest and administrative fees payable
monthly; interest rate is at 2.75% per annum over and above
the Prime Rate or Deemed Prime Rate whichever is higher;
maturity date is on October 2006. Maximum borrowing capacity
of $3,000,000.                                                    1,971,580
                                                                  ----------
                                                                  3,175,026

Less: current portion                                            (2,339,727)
                                                                  ----------

Total - notes payable - long term                                 $ 835,299
                                                                  ==========



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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE H - NOTES PAYABLE (Continued)

     (b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement ("Updated Agreement"). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of April 30, 2006, the Company was in compliance with the terms of the Update Agreement.

     (c) The Company granted the noteholder an option to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months ("anniversary date"). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, as the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. The Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $13,151 for the year ended April 30, 2006.

     Additionally, during the year ended April 30, 2005, the Company issued an unsecured promissory note in the amount of 500,000. The note is payable in 3 installments, the first on May 2, 2005 for $100,000, the second on January 25, 2006 for $200,000, principal only, and the third on January 25, 2007, for $200,000 principal plus accrued interest at 5% per annum. The Company granted the noteholder an option to convert the second installment of $200,000 of principal to five million shares of the company's unregistered common stock at maturity date. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company's restricted common stock at the time the conversion option was granted approximated $250,000. The Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible portion of the note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (two years) as interest expense. The Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $4,167 for the year ended April 30, 2005. During the year ended April 30, 2006, the Company repaid $100,000 of principal of the note in cash , and issued an aggregate of 7,857,143 shares of common stock in exchange for conversion of the remaining $400,000 of the note (Note J). The Company amortized the debt discount attributed to the beneficial conversion feature and wrote off the unamortized debt discount upon conversion of the note. Non-cash interest expense of $45,833 was charged to operations for the year ended April 30, 2006.


NOTE I - RELATED PARTY TRANSACTIONS

In addition to convertible notes payable to related parties described in Note H, two of the Company's shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank (Note H) on behalf of the Company in April 2004. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note H), and the shareholders agreed to receive the Company's preferred stock in exchange for the remaining $300,000 due. The Company has accounted $300,000 of preferred stock subscription at April 30, 2004.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE J - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of April 30, 2006 and 2005, the Company has issued and outstanding 666,667 shares of preferred stock. The Company has 149,447,478 and 138,615,314 shares of common stock issued and outstanding at April 30, 2006 and 2005, respectively. The Company had 50,000 shares of treasury stock at April 30, 2006 and 2005.

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

In July 2004, the Company entered into a Stock Purchase Agreement and an Escrow Agreement (collectively "Agreement") with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales. Pursuant to the terms of the Agreement, the Company issued 25,000,000 shares of its restricted common stock ("Consideration Stock") to be held in escrow, in exchange for Langley Shares ("Langley Consideration Shares") equal to the same value of the Consideration Stock. The Consideration Stock was released, however the Company did not receive the Langley Consideration Shares. In December 2004, the Company filed an action in the United States District Court for the Eastern District of California Fresno Division, against Langley for, among other cause of action, securities fraud, breach of contract and rescission in relation to the Agreement. The Company has demanded the 25,000,000 shares of Consideration Stock wrongfully transferred to Langley being return to the Company and the Consideration Stock has been coded so as not be considered issued. In April 2005, the Company entered into an agreement with Langley to cancel the Stock Purchase Agreement. The Company agreed to issue Langley 1,250,000 shares of its common stock, valued at $112,500, and Langley agreed to return 23,750,000 of the Company's common stock to the treasury of the Company. As of April 30, 2005, the company accounted for these shares as common stock subscription payable. All obligations pursuant to the agreement have been fulfilled during the year ended April 30, 2006.

During the year ended April 30, 2006, the Company issued a total of 611,112 shares of common stock in exchange for $50,000 of cash, net of costs and fees. The Company issued an aggregate of 878,614 shares of common stock to consultants in exchange for services in the amount of $61,053. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued 235,295 shares of common stock valued at $16,470 to an employee for a signing bonus after meeting the one year employment requirement

During the year ended April 30, 2006, the Company issued an aggregate of 7,857,143 shares of common stock to a Lender in exchange for conversion of notes payable in the amount of $400,000 (Note H). In March 2006, the Company entered into a stock subscription agreement with two investors for an aggregate of 655,000 shares of common stock subscribed. The Company received gross proceeds of $30,339, however the common stock has not been issued as of April 30, 2006. The Company has accounted for the proceeds received as common stock subscription payable at April 30, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE K - EMPLOYEE STOCK INCENTIVE PLAN

In September 2001, the Board of Directors of the Company implemented an Employee Stock Incentive Plan ("2001 Stock Option Plan") for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 15,000,000 shares of common stock. The 2001 Stock Option Plan provides for the issuance of stock options exercisable at fifty percent (50%) of the fair market value of the common stock on the date of exercise. For an employee holding greater than ten percent (10%) of the total voting power of all stock of the Company, the exercise price of an incentive stock option shall be at least one hundred and ten percent (110%) of the fair market value of the common stock on the date of the grant of the option. The maximum life of the options is ten years from the date the stock options are granted.

In February 2004, the Board of Directors of the Company implemented another Employee Stock Incentive Plan ("2004 Stock Option Plan") for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 2,000,000 shares of common stock. The 2004 Stock Option Plan provides for the issuance of stock options at an exercise price of $0.05 per share (or 110% of the fair market value of the common stock on the date of the grant of the option, for employees holding greater than ten percent (10%) of the total voting power of all stock of the Company). The maximum life of the options is ten years from the date the stock options are granted.

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no stock options issued and outstanding at April 30, 2006

NOTE L - NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options
------------------------------

The  following  table   summarizes  the  changes  in   non-compensatory   option
outstanding and the related prices for the shares of the Company's preferred stock issued to non-employees of the Company.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
             $ 0.05       4,000,000                   0.25               $ 0.05      4,000,000         $  0.05
                          4,000,000                   0.25               $ 0.05      4,000,000         $  0.05
                          =========                   ====               ======      =========         =======


Transactions involving options are summarized as follows:


                                                                         Weighted Average
                                                Number of Shares         Price Per Share
                                                ----------------         ----------------
       Outstanding at April 30, 2004                  5,500,000                   $ 1.40
          Granted                                             -                       -
          Exercised                                           -                       -
          Canceled or expired                                 -                       -
                                                ----------------         ----------------
       Outstanding at April 30, 2005                  5,500,000                   $ 1.40
                                                ================         ================
          Granted                                             -                       -
          Exercised                                           -                       -
          Canceled or expired                        (1,500,000)                    5.00
                                                ----------------         ----------------
       Outstanding at April 30, 2006                  4,000,000                   $ 0.05
                                                ================         ================

The options granted have an original expiration date on January 25, 2005. During the year ended April 30, 2006, the Company has extended the expiration date to January 31, 2007.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE L - NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants
-------------------------

The  following  table  summarizes  the  changes  in  non-compensatory   warrants
outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
             $ 0.03       1,500,000                   0.25                $ 0.03      1,500,000           $ 0.03
                        -----------                   ----                          -----------           ------
                          1,500,000                   0.25                            1,500,000           $ 0.03
                        ===========                   ====                          ===========           ======

Transactions involving warrants are summarized as follows:

                                                                         Weighted Average
                                                Number of Shares         Price Per Share
                                                ----------------         ----------------
       Outstanding at April 30, 2004                   1,500,000                 $  0.03
                                                ================         ================
          Granted                                              -                       -
          Exercised                                            -                       -
          Canceled or expired                                  -                       -
                                                ----------------         ----------------
       Outstanding at April 30, 2005                   1,500,000                 $  0.03
                                                ================         ================
          Granted                                              -                       -
          Exercised                                            -                       -
          Canceled or expired                                  -                       -
                                                ----------------         ----------------
       Outstanding at April 30, 2006                   1,500,000                 $  0.03
                                                ================         ================



The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003. The warrants granted have an original expiration date on January 31, 2004. During the year ended April 30, 2006, the Company has extended the expiration date to July 31, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE M - INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a fully reserved valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $1,416,479, which will expire in 2024, and a Federal net operating loss carryforward of $1,416,479, which will expire in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2006, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 185,143 at April 30, 2006. The net change in the valuation allowance from April 30, 2005 was a decrease of $814,226. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision for the years ended April 30, 2006 and 2005 consists of the following:

                               2006             2005
                           -------------    -------------

Current
Federal                    $          --    $          --
State                                800              800
                           -------------    -------------
                                     800              800
                           -------------    -------------

Deferred
Federal                               --          (16,000)
State                                 --           (5,000)
                           -------------    -------------
                                      --          (21,000)
                           -------------    -------------


                           $         800    $     (20,200)
                           -------------    --------------





A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:


                                                       2006         2005
                                                    ---------    ---------

Computed "expected" income tax expense at
approximately 34%                                   $ 203,000    $ 193,200

Change in valuation allowances of deferred income
taxes                                                (202,200)    (213,400)


                                                    $     800    $ (20,200)
                                                    ---------    ---------

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005

NOTE M - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of April 30, 2006 are as follows:



Deferred tax assets:
Federal and state net operating loss                            $ 567,000
Allowance and accruals not recognized for income tax purposes        --
Total gross deferred tax assets                                   567,000
Less : Valuation allowance                                       (480,000)
                                                                ---------
Net deferred tax assets                                         $  87,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net                                (65,000)
Deferred state tax liability                                       (1,000)
                                                                ---------
Total net deferred tax liabilities                              $ (66,000)


These amounts have been presented in the consolidated balance sheet at April 30, 2006 as follows:


Current deferred tax asset                                      $    --
Non current deferred tax asset                                     21,000
Non current deferred tax liability                                   --
Total net deferred tax asset                                    $  21,000

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2006 AND 2005


NOTE N - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the year. The following table sets forth the computation of basic and diluted earnings per share:


                                         2006        2005
                                      ---------   ---------
Net income available to
   common stockholders                $ 596,683   $ 501,956
                                      =========   =========
Earnings per share:
Basic                                 $    0.00   $    0.00
                                      =========   =========
Diluted and assuming diluted          $    0.00   $    0.00
                                      =========   =========
Weighted average number of
   common shares outstanding:
Basic                               145,006,288  135,913,683
                                   ============ ============
Diluted and assuming diluted        154,524,309  145,630,353
                                   ============ ============

NOTE O - COMMITMENTS AND CONTINGENCIES

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

Lease Agreement
---------------

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California at a rate of $17,016 per month for the first year and moderate increases for each year thereafter. Commitments for minimum rentals under non cancelable leases at April 30, 2006 are as follows:

                  Fiscal Year       Amount
                 -------------     --------
                      2007         $204,192
                 2008 and after         --
                ---------------    --------

                    Total          $204,192
                                   ========

Rental expenses charged to operations for the year ended April 30, 2006 and 2005 are $204,192 and $196,244, respectively.

Litigation
----------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


ITEM 8A.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulation s under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures", which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), who is also our President, and our Treasurer/Chief Accounting Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO/President and Treasurer/ Chief Accounting Officer believe:

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


Officers and Directors.
----------------------

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

PHIL HAMILTON, PRESIDENT/CHAIRMAN

         Phillip Hamilton, age 59 has over thirty years entrepreneurial and senior management experience in the manufacturing business. From 1996 to current, Mr. Hamilton has been a consultant to Top Line Building Products. Top Line Building Products is a truss manufacturing plants with annual revenues of approximately $8,000,000, which provides its products to major homebuilders in Northern California. As the CEO, Mr. Hamilton has directed the marketing, sales and production activities of the company, as well as re-designing the original truss plant into a modern state of the arts manufacturing plant with new production stations.


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

         Mr. Hamilton attended Pacific Union College taking courses in Business Administration.

ADAM DEBARD, SECRETARY/TREASURER/DIRECTOR

         Adam N. DeBard, age 39, has over fifteen years of experience in the manufacturing and technology business sectors. From January 2001 to current, Mr. DeBard has been the Chief Information Officer- Top Line Building Products. As the CIO, Mr. DeBard was responsible for the design, implementation and management of a corporate wide computer network, as well as preparation of production analysis reports for senior management and equipment leases and acquisitions.

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

         Mr. DeBard attended Walla Walla College for four years in the Business Administration


(b) Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2006 and prior.

 SUMMARY COMPENSATION TABLE

                                  Annual compensation                         Long-term compensation
                            ----------------------------------  ---------------------------------------------------
                                                                         Awards             Payouts
                                                                -----------------------    ---------
                                                                             Securities
                                                     Other     Restricted    underlying
    Name and                                        annual       stock        options/       LTIP       All other
   principal                  Salary     Bonus   compensation   award(s)        SARs        payouts   compensation
    position        Year        ($)       ($)         ($)          ($)           (#)          ($)         ($)
      (a)           (b)         (c)       (d)         (e)          (f)           (g)          (h)         (i)
---------------    ------    --------   -------   ------------  -----------   ----------     -------   ------------
Phil Hamilton,      2006       85,616
President           2005       85,616    37,500
                    2004       42,000
                    2003            0         0            0                           0          0            0


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

                                                                                               Amount of
                                                                                              Beneficial        Percent of
 Title of Class                     Name and Address of Beneficial Owner                     Ownership (2)        Class
------------------ ----------------------------------------------------------------------- ------------------ ---------------
  Common Stock     Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA                          5,000,000      3.61%

  Common Stock     Adam Debard(1), 1200 Airport Drive, Chowchilla, CA                              6,200,000      4.47%

  Common Stock     Rebecca Manadic(3), 611 West Main Street, Merced, CA                           35,775,000      25.81%

  Common Stock     Shares of all directors and executive officers as a group (3 persons)          46,975,000      33.89%
------------------ ----------------------------------------------------------------------- ------------------ ---------------

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


The Company issued notes payable of at total of $407,465 to a significant shareholder. The Company granted the shareholder an option to convert a total of $400,000 of principal balance of the notes to the Company's 2,666,666 shares of the preferred stock, and each share of the preferred stock is convertible to ten shares of the Company's restricted common stock. The shareholder has the option to convert the notes to the Company's securities anytime within three years from the issuance of the notes.


In May 2003, the Company issued to MMI shareholders notes payable of $100,000 in connection with the acquisition of MMI, an entity controlled by one of the Company's significant shareholders.


In April 2004, two of the Company's shareholders repaid an aggregate of $499,350 of notes payable due to a bank on behalf of the Company. The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 and the shareholders agreed to receive the Company's preferred stock in exchange for the remaining $300,000 due.


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

         32.2 ** Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed.

** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                    April 30, 2006    April 30, 2005
                                   ---------------   ----------------

      (i)      Audit Fees           $    89,370       $    57,995
      (ii)     Audit Related Fees           --                --
      (iii)    Tax Fees                     --              7,050
      (iv)     All Other Fees               --                --
                                    ------------      ------------
                   Total fees       $    89,370       $    65,045
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


         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.


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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 17, 2006

By: /s/  Phil Hamilton
    ------------------
         Phil Hamilton
         President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


          Signature                     Title                       Date
    -----------------      ----------------------------       ---------------

    /s/Phil Hamilton       CEO/Chairman of the Board          August 17, 2006
    ----------------
    Phil Hamilton

    /s/Adam Debard         Secretary/Treasurer/Director       August 17, 2006
    ----------------
    Adam Debard