Form 10QSB
period 2006-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2006-09-19
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                       For the period ended July 31, 2006


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




         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  159,602,478 shares of Common Stock ($.001 par value) as of September 14, 2005.

         Transitional small business disclosure format: Yes     No  X
                                                           ---     ---

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

ITEM I:  FINANCIAL STATEMENTS (UNAUDITED)                                      2

               CONDENSED CONSOLIDATED BALANCE SHEETS:
               JULY 31, 2006 AND APRIL 30, 2006                              2-3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
               FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005               4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
               FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005               5

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
               JULY 31, 2006                                                6-14

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          14

ITEM 3. CONTROLS AND PROCEDURES                                               18

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS           18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      18

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    18

ITEM 5.  OTHER INFORMATION                                                    18

ITEM 6:  EXHIBITS                                                             18

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           (Unaudited)
                                                                          July 31, 2006   April 30, 2006
                                                                           ------------    ------------
Current assets:

Cash and cash equivalents                                                  $    402,259    $    557,100
Accounts receivable, net of allowance for doubtful
accounts of $ 0 at July 31, 2006 and April 30, 2006                           2,109,292       3,100,040
Inventories                                                                   4,106,433       3,113,804
Advance to employees                                                             38,206          15,081
Prepaid expenses and deposits                                                    27,070          84,124
                                                                           ------------    ------------
Total current assets                                                       $  6,683,260    $  6,870,149

Property, plant and equipment:

Property, plant and equipment, at cost                                        2,612,417       2,582,142
Less: Accumulated depreciation                                                 (859,342)       (802,777)
                                                                           ------------    ------------
Total property, plant and equipment, net                                      1,753,075       1,779,365

Other assets:

Deposit and others                                                               30,279          30,279

Non Current deferred tax asset ( Note G)                                        169,000          21,000

Intellectual Properties, net of accumulated amortization
of $151,117 and $130,954 at July 31, 2006 and April 30,
2006, respectively (Note F)                                                   1,014,949       1,015,166
                                                                           ------------    ------------
Total other assets                                                            1,214,228       1,066,445

Total Assets                                                                  9,650,563    $  9,715,959
                                                                           ============    ============


 See accompanying notes to the unaudited condensed consolidated financial information


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                           (Unaudited)
                                                                          July 31, 2006   April 30, 2006
                                                                           ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities                                   $  1,747,047    $  1,281,522
Notes payable to related parties, current portion (Note B)                      120,500         140,500
Notes payable, current portion (Note B)                                       1,426,160       2,199,227
                                                                           ------------    ------------
Total current liabilities                                                     3,293,707       3,621,249

Long-term liabilities:

Notes payable, long term portion, net of debt discount (Note B)                 254,612         246,484
Notes payable to related parties, long-term portion (Note B)                    594,815         588,815
                                                                           ------------    ------------
Total long-term liabilities                                                     849,427         835,299

Commitment and contingencies                                                       --              --

Stockholders' equity:

Series  A  Preferred  stock,  par  value $.001 per  share;
10,000,000 shares authorized; 666,667 shares issued and
outstanding at July 31, 2005 and April 30, 2005 (Note C)                            667             667

Common stock, par value $ .001 per share; 400,000,000 shares authorized; 158,947,478 and 149,447,478  shares issued and
outstanding at July  31, 2006 and April 30, 2006,
respectively (Note C)                                                           158,946         149,446
Additional paid-in capital                                                    6,167,723       5,323,334
Preferred stock subscription                                                    733,374         733,374
Common stock subscription                                                       746,939       1,596,939
Treasury stock (Note C)                                                             (50)            (50)
Accumulated deficit                                                          (2,300,170)     (2,544,299)
                                                                           ------------    ------------
Total stockholders' equity                                                    5,507,429       5,259,411

Total liabilities and stockholders' equity                                 $  9,650,563    $  9,715,959
                                                                           ============    ============


 See accompanying notes to the unaudited condensed consolidated financial information


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    For The Three Months Ended July 31,
                                         2006              2005
                                     -------------    -------------


Revenues                             $   2,822,718    $   4,940,023
Cost of goods sold                       1,876,331        3,581,301
                                     -------------    -------------
Gross profit                               946,387        1,358,722

Operating expenses:
Selling, general and
administrative expenses                    664,803          817,728
Depreciation and amortization               76,729           68,357
                                     -------------    -------------
Total operating expense                    741,532          886,085


Income from operations                     204,855          472,637


Interest (expense), net                   (107,926)        (122,783)

Income before provision for income
taxes                                       96,929          349,854


Income (taxes) benefit (Note G)            147,200             (800)
                                     -------------    -------------

Net income                           $     244,129    $     349,054
                                     =============    =============

Earnings per common share:
Basic                                $        0.00    $        0.00
                                     =============    =============
Diluted                              $        0.00    $       (0.00)
                                     =============    =============
Weighted average shares
outstanding:
Basic                                  150,619,634      138,922,838
                                     =============    =============
Diluted                                158,857,732      149,047,842
                                     =============    =============

                     See accompanying notes to the unaudited
                  condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the Three months ended July 31,
                                                                      2006           2005
                                                                  -----------    -----------
Cash flows from operating activities:
Net income from operations                                        $   244,129    $   349,054
Adjustment to reconcile net income to net cash:

Depreciation and amortization                                          76,729         68,357
Common stock issued in exchange for services rendered (Note C)          3,889         11,670
Amortization of debt discount (Note B)                                  8,128         14,405
Deferred taxes (Note G)                                              (148,000)          --
Change in assets and liabilities:

(Increase)/decrease in accounts receivable                            990,748     (1,059,936)
(Increase)/decrease in inventory                                     (992,629)      (370,970)
(Increase)/decrease in prepaid expense and others                      57,053         40,345
(Increase)/decrease in employee advances                              (23,125)       (24,842)
Increase/(decrease) in accounts payable and accrued liabilities       465,525        552,641
Increase/(decrease) in deferred revenue                                  --           36,249
                                                                  -----------    -----------
Net cash provided by (used in) operating activities:                  682,447       (383,027)

Cash flows from investing activities:
Capital expenditure                                                   (50,222)      (138,476)
                                                                  -----------    -----------
Net cash (used in) investing activities                               (50,222)      (138,476)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
net of costs and fees                                                    --           50,000
Proceeds from (repayments of) notes payable, net                     (767,066)       841,260
Repayments of note payable to related parties, net                    (20,000)          --
                                                                  -----------    -----------
Net cash provided by financing activities                            (787,066)       891,260


Net increase (decrease) in cash and cash equivalents                 (154,841)       369,757
Cash and cash equivalents at beginning of period                      557,100        446,082
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $   402,259    $   815,839
                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest                          $    85,893    $   114,587
Common stock issued to consultants for services rendered                3,889         11,670
Amortization of debt discount-beneficial conversion (Note B)            8,128         14,405


 See accompanying notes to the unaudited condensed consolidated financial information


                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue Recognition
-------------------

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of April 30, 2006 and 2005 are $0 and $71,228, respectively. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for quarter ended July 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

Quarter ended:                                                    July 31, 2005
                                                                 ---------------

Net income                                         As reported   $     349,054
Less: Total stock-based employee
compensation expense determined under
fair value based  method for all awards,
net of related tax effects                                                   -
                                                                 ---------------

Net income attributable to
common shareholders                                Pro forma     $     349,054
                                                                 ===============


Basic and diluted net income per share:            As reported   $        0.00
                                                   Pro forma     $        0.00

The Company has no awards of stock-based employee compensation issued and outstanding at July 31, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

NOTE B - NOTES PAYABLE


A summary of notes payable at July 31, 2006 and April 30, 2006 is as follows:

                                                                                        July 31, 2006      April 30, 2006
                                                                                        -------------      --------------
Note payable to Company shareholder in monthly  installments of interest only at
10.0% per annum; unsecured;  maturity date was in November 30, 2003. The Company re-signed the note with the shareholder in April 2004; extended maturity date is on May 1, 2009,  and the note has a conversion  option to convert the  principal balance of the loan to the Company's preferred stock. (a)
                                                                                              389,465         $   389,465

Note payable to Company shareholders in monthly installments of interest only at
8.0% per annum;  unsecured;  maturity date extended to May 15, 2007.  Noteholder has the option to convert  the  principal  balance of the loan to the  Company's
preferred stock. (a)                                                                            3,500               3,500

Note payable to Company shareholders in monthly installments of interest only at
6.0% per annum; unsecured; maturity date is on May 1, 2009.                                   199,350             199,350


Note payable to Company shareholders in monthly installments of interest only at
5.0% per  annum;  unsecured;  maturity  date is on  August  31,  2005,  maturity extended to August 31, 2007  Noteholder  has the option to convert the principal
balance of the loan to the Company's preferred stock. (a).                                      6,000               6,000

Note payable in 24 monthly installments beginning March 15, 2006; unsecured;
maturity date is March 2008. (b)                                                               42,447              51,384

Note payable to Company shareholder in monthly  installments of interest only at
8% per annum,  unsecured,  maturity date is on January 31,  2006.,maturity  date
extended  to January 31, 2007                                                                 111,000             131,000





                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE H - NOTES PAYABLE (Continued)

(Continued)                                                                             July 31, 2006      April 30, 2006
                                                                                        -------------      --------------
Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 28, 2005, unsecured; maturity date is December
26, 2006. (b)                                                                                  16,810              25,388

Note payable in 12 installments beginning April 15, 2006 with interest at 9% per
annum, unsecured, maturity date is March 15, 2007                                              29,623              50,875

Note payable in five annual payments  beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months ("anniversary date") to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each
anniversary date. The minimum conversion price shall be $0.05 per share. (c)                  354,612             346,484

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date
is on October 2006. Maximum borrowing capacity of $3,000,000.                               1,243,280           1,971,580
                                                                                        -------------      --------------

                                                                                            2,396,087           3,175,026
Less: current portion                                                                      (1,546,660)         (2,339,727)
                                                                                        -------------      --------------
Total - notes payable - long term                                                             849,427         $   835,299
                                                                                        =============      ==============



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









                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE H - NOTES PAYABLE (Continued)

     (b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement ("Updated Agreement"). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of July 31, 2006, the company was in compliance the term of the Updated Agreement.

     (c) The Company granted the noteholder an option to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months ("anniversary date"). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds as the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. The Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $8,128 and $0 for the quarter ended July 31, 2006 and 2005, respectively.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of July 31, 2006 and April 30, 2006, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 158,947,478 and 149,447,478 shares of common stock issued and outstanding at July 31, 2006 and April 30, 2006, respectively. The Company has 50,000 shares of treasury stock at July 31, 2006 and April 30, 2006.

During the three months period ended July 31, 2006, the Company issued 55,556 shares of common stock to a consultant in exchange for $3,889 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued 9,444,444 shares of its commons stock, valued at $850,000 to a shareholder. These shares were accounted for in the prior year ending April 30, 2006, as common stock subscription payable.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options
------------------------------

The  following  table  summarizes  the  changes  in   non-compensatory   options
outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
              $ 0.05         4,000,000                      0.50           $ 0.05      4,000,000         $  0.05
                             ---------                      ----           ------      ---------         -------

Transactions involving options are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ----------------
   Outstanding at April 30, 2004                  5,500,000           $  1.40
                                                  =========           =======
      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                                 -                 -
                                                  ---------           -------
   Outstanding at April 30, 2005                  5,500,000           $  1.40
                                                  =========           =======

      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                        (1,500,000)             5.00
   Outstanding at April 30, 2006                  4,000,000           $  0.05
      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                                 -                 -
                                                  ---------           -------
   Outstanding at July  31, 2006                  4,000,000           $  1.40
                                                  =========           =======



During the period ended July 31, 2006 and 2005, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended July 31, 2006 and 2005. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005 and was extended to January 31, 2007.

Non-Compensatory Warrants
-------------------------

The  following  table  summarizes  the  changes  in  non-compensatory   warrants
outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.


                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
               $0.03           750,000                 0.75                $ 0.03        750,000         $  0.03
                               =======                 =========           ======        =======         =======

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  July 31, 2005
                                   (Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)
-------------------------------------

Transactions involving warrants are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ----------------
   Outstanding at April 30, 2004                  1,500,000           $  0.03
                                                  =========           =======
      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                                 -                 -
                                                  ---------           -------
   Outstanding at April 30, 2005                  1,500,000           $  0.03
                                                  =========           =======

      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                                 -                 -
                                                  ---------           -------
   Outstanding at April 30, 2006                  1,500,000           $  0.03
                                                  =========           =======

      Granted                                             -                 -
      Exercised                                           -                 -
      Canceled or expired                          (750,000)            (0.03)
                                                  ---------           -------
   Outstanding at July  31, 2006                    750,000           $  0.03
                                                  =========           =======

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2005, 750,000 of the warrants were extended to and expired on July 31, 2006, the remaining 750,000 warrants were extended to April 30, 2007.

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

There are no stock options issued and outstanding for the period ended July 31, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

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

Trade name                                        $ 350,000
Building engineering and architectural plans        150,000
                                               --------------
Total                                             $ 500,000
                                               ==============

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

Total identifiable intangible assets acquired and their carrying value at April 30, 2006 are:


                                                                                             Weighted Average
                                    Gross        Accumulated                     Residual      Amortization
                                   Carrying      Amortization       Net           Value       Period (Years)
                                    Amount
                                 -------------  --------------- -------------  ------------- ------------------
Amortized Identifiable
Intangible Assets:

Building engineering and
architectural plans                $  796,120     $ (130,954)     $   665,166     $      -               10.0
                                    ---------     -----------     -----------     -----------   -------------


Total Amortized Identifiable
Intangible Assets                     796,120     $ (130,954)     $   665,166     $      -               10.0

Unamortized Identifiable
Intangible Assets:

Trade Name                            350,000              -          350,000       350,000
                                    ---------     -----------     -----------     -----------

Total Unamortized Identifiable
Intangible Assets                     350,000              -          350,000       350,000


Total                              $1,146,120     $ (130,954)     $ 1,015,166     $ 350,000
                                   ==========      ==========     ============    ===========

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at July 31, 2006 are:


                                                                                             Weighted Average
                                    Gross        Accumulated                     Residual      Amortization
                                   Carrying      Amortization       Net           Value       Period (Years)
                                    Amount
                                 -------------  --------------- -------------  ------------- ------------------
Amortized Identifiable
Intangible Assets:

Building engineering and
architectural plans                $  816,066     $ (151,117)     $   664,949     $       -              10.0
                                    ---------     -----------     -----------     -----------   -------------


Total Amortized Identifiable
Intangible Assets                     816,066       (151,117)         664,949     $       -              10.0

Unamortized Identifiable
Intangible Assets:

Trade Name                            350,000              -          350,000       350,000
                                    ---------     -----------     -----------     -----------

Total Unamortized Identifiable
Intangible Assets                     350,000              -          350,000       350,000
                                    ---------     -----------     -----------     -----------

Total                              $1,166,066     $ (151,117)     $ 1,014,949     $ 350,000
                                   ==========      ==========     ============    ===========



Total amortization expense charged to operations for the three months period ended July 31, 2006 and 2005 were $20,164 and $15,985, respectively.

Estimated amortization expense as of July 31, 2006 is as follows:

For the period from August 1, 2006 through July 31, 2007           $  80,656
For the period from August 1, 2007 through July 31, 2008              80,656
For the period from August 1, 2008 through July 31, 2009              80,656
For the period from August 1, 2009 through July 31, 2010              80,656
August 1, 2010 and after                                             342,325
                                                                   ---------
Total                                                              $ 664,949
                                                                   =========


NOTE G - INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $1,320,337, which will expire beginning in 2024, and a Federal net operating loss carryforward of $1,320,337, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through July 31, 2006, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 592,543 at July 31, 2006. The net change in the valuation allowance from April 30, 2006 was a decrease of $407,400. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

NOTE G - INCOME TAXES (Continued)

The income tax provision (benefit) for the three months ended July 31, 2006 and 2005 consists of the following:

                              July 31, 2006    July 31, 2005
                              --------------   --------------

Current
Federal                       $         --     $         --
State                                  800              800
                              --------------   --------------
                                       800              800
                              --------------   --------------

Deferred
Federal                           (117,000)              --
State                              (31,000)              --
                              --------------   --------------
                                  (148,000)              --
                              --------------   --------------


                              $   (147,200)    $        800
                              --------------   --------------

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

                                            July 31, 2006     July 31, 2005
                                            --------------   --------------

Computed "expected" income tax expense
at approximately 34%                        $     33,000     $    140,000

Use of NOL carryforwards                         (32,200)              --

Discretionary change in valuation
allowances of deferred income taxes             (148,000)        (139,200)

 Net                                        $   (147,200)    $        800
                                            --------------   --------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of July 31, 2006 and April 30, 2006 are as follows:

                                                                         July 31, 2006     April 30, 2006
                                                                        ---------------   ---------------
 Deferred tax assets:
 Federal and state net operating loss                                     $  528,000        $  567,000
 Allowance and accruals not recognized for income tax purposes                     -                 -
                                                                            ---------         ---------
 Total gross deferred tax assets                                             528,000           567,000
 Less : Valuation allowance                                                 (291,000)         (480,000)
                                                                            ---------         ---------
 Net deferred tax assets                                                  $  237,000        $   87,000

 Deferred tax liabilities:

 Total gross deferred tax liabilities:
 Depreciation and amortization, net                                          (65,000)          (65,000)
 Deferred state tax liability                                                 (3,000)           (1,000)
                                                                            ---------         ---------
 Total net deferred tax liabilities                                       $  (68,000)       $  (66,000)

                       GLOBAL DIVERSIFIED INDUSTRIES, INC
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JULY 31, 2006
                                   (Unaudited)

NOTE G - INCOME TAXES (Continued)

These amounts have been presented in the consolidated balance sheets as follows:


                                             July 31, 2006     April 30, 2006
                                             --------------   ---------------
 Current deferred tax asset                   $        -        $        -
 Non current deferred tax asset                  169,000            21,000
 Non current deferred tax liability                    -                 -
                                             --------------   ---------------
 Total net deferred tax asset                 $  169,000        $   21,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006

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

COMPARISON OF THE THREE MONTHS ENDED July 31, 2006 TO THE THREE MONTHS ENDED JULY 31, 2005

Results of Operations
---------------------

Revenues from the sale of modular structures were to $2,822,718 in the quarter ended July 31, 2006 as compared to $4,940,023 in the quarter ended July 31, 2005. The decrease of $2,117,305 is attributed to the Company's main focus on completing four major projects, so that, the building could be occupied by students for the new school year. This was a commitment made to the four school districts so there would be new classrooms for their overcrowded student population.

Cost of revenues was $1,876,331 and $3,581,301 respectively for the quarters ended July 31, 2006 and 2005. Gross profit for the quarter ended July 31, 2006 was $946,387, or 33.5% of sales as compared to $1,358,722, or 27.5% for the quarter ended July 31, 2005. Total operating expenses decreased to $741,532 in the quarter ended July 31, 2006 from $886,085 in the quarter ended July 31, 2005.

The Company recorded a net income tax benefit of $147,200 for the quarter July 31, 2006 as compared to income tax provision of $800 in the quarter ended July 31, 2005.

Liquidity and Capital Resources
-------------------------------

As of July 31, 2006, the Company had a working capital surplus of $3,389,353 and an income from operations of $204,855. The Company generated a positive cash flow from operations of $682,461 for the three-month period ended July 31, 2006. The positive cash flow from operating activities for the period is primarily attributable to the Company's net income, adjusted for depreciation and amortization of $76,729, common stock issued in exchange for services of $3,889, amortization of debt discount of $8,128, deferred taxes of $148,000, a decrease in accounts receivable of $990,748, an increase in inventory of $992,629, an increase in employee advances of $23,125, an decrease in prepaid expenses and other assets of $57,053, and an increase in accounts payable and accrue liabilities $465,525.

Cash flows used in investing activities for the three-month period ended July 31, 2006 consisted of the acquisition of $50,222 of equipment and architectural plans used in operations.

The Company reduced notes payable to third parties by $767,066 and reduced notes payable to related parties by $20,000 during the three months ended July 31, 2006

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow requirements for operations and development. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Employees
---------

As of July 31, 2006 the Company had 103 employees. The Company anticipates that the number of employees will satisfy its production backlog during the next six months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties
----------

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

Cautionary Factors that May Affect Future Results and Market Price of Stock
---------------------------------------------------------------------------

Our annual report on April 30, 2006 Form 10-KSB includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products.. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of September 14, 2006, there were approximately 159,602,478 shares of common stock outstanding, of which approximately 61,550,440 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the three months period ended July 31, 2006, the Company issued 55,556 shares of common stock to a consultant in exchange for $3,889 of service. The Company also issued 9,444,444 shares of its commons stock, valued at $850,000 to a shareholder in exchange for common stock subscribed in prior years. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None during this reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None during this reporting period.

ITEM 5.  OTHER INFORMATION

          None during this reporting period

ITEM 6.  EXHIBITS

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

                                       Global Diversified Industries, Inc.

Date: September 19, 2006               By: /s/  Phillip Hamilton
                                       --------------------------
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: September 19, 2006               By: /s/  Adam DeBard
                                       --------------------
                                       Chief Operating Officer (Principal
                                       Accounting and Financial Officer)