Form 10QSB
period 2006-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2006-12-20
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                      For the period ended October 31, 2006

                        Commission file number 333-83231


                       GLOBAL DIVERSIFIED INDUSTRIES, INC
                       ----------------------------------
             (Exact Name of Registrant as specified in its charter)


                    NEVADA                                95-4741485
            ----------------------                       -----------
           (State of Incorporation)                     (IRS Employer
                                                     Identification Number)



      1200 Airport Drive, Chowchilla, CA                    93610
      ----------------------------------                    -----
   (Address of Principal Executive Offices)               (Zip Code)


                             Telephone: 559-665-5800
                             -----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity,: 159,602,478 shares of Common Stock ($.001 par value) as of December 15, 2006.

          Transitional small business disclosure format: Yes [] No [X]

                                TABLE OF CONTENTS



PART I           FINANCIAL INFORMATION

ITEM I           FINANCIAL STATEMENTS (UNAUDITED)                              2

                 CONDENSED CONSOLIDATED BALANCE SHEET:
                 OCTOBER 31, 2006                                              2

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:
                 FOR THE THREE MONTHS AND SIX MONTHS ENDED
                 OCTOBER 31, 2006 AND 2005                                     4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                 FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2006            5

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL INFORMATION:
                 OCTOBER 31, 2006                                              6

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          16

ITEM 3           CONTROLS AND PROCEDURES                                      21

PART II          OTHER INFORMATION                                            21

ITEM 1           LEGAL PROCEEDINGS                                            21

ITEM 2           UNREGISTERED SALE OF EQUITY SECURITIES
                 AND USE OF PROCEEDS                                          23

ITEM 3           DEFAULTS UPON SENIOR SECURITIES                              23

ITEM 4           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            23

ITEM 5           OTHER INFORMATION                                            23

ITEM 6           EXHIBITS                                                     23

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            (Unaudited)
                                                          October 31, 2006
                                                          ----------------
ASSETS:
Current assets:

Cash and cash equivalents                                   $   256,663
Accounts receivable, net of allowance for doubtful
accounts of $0 at October  31, 2006                           1,013,772
Inventories                                                   3,775,909
Unbilled cost in excess billings                                181,490
Advance to employees                                             61,073
Prepaid expenses and other                                      292,568
                                                            -----------
Total current assets                                        $ 5,581,475

Property, plant and equipment:
Property, plant and equipment, at cost                        2,879,437
Less: Accumulated depreciation                                 (917,495)
                                                            -----------
Total property, plant and equipment, net                      1,961,942

Other assets:
Deposit and others                                               28,579
Non current deferred tax asset                                  201,000
Intellectual properties , net of accumulated amortization
of $154,768 at October 31, 2006 (Note F)                      1,001,646
                                                            -----------
Total other assets                                            1,231,225

Total Assets                                                $ 8,774,642
                                                            ===========


                    See accompanying notes to the unaudited
                  condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                            (Unaudited)
                                                          October 31, 2006
                                                          ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                    $ 1,519,948

Notes payable to related parties,
  current portion (Note B)                                      120,500
Notes payable, current portion (Note B)                         939,243
                                                            -----------
Total current liabilities                                     2,579,691

Long-term liabilities:
Notes payable, long term portion,
  net of debt discount (Note B)                                 217,640
Notes payable to related parties,
  long-term portion (Note B)                                    588,815
                                                            -----------
Total long-term liabilities                                     806,455


Commitment and contingencies                                         --

Stockholders' equity:
Series  A  Preferred  stock,  par  value  $.001
  per  share;  10,000,000  shares authorized; 666,667
  shares issued and outstanding at October  31, 2006 (Note C)       667

Common stock, par value $ .001 per share;
  400,000,000 shares authorized; 159,602,478  shares issued
  and outstanding at October 31, 2006 (Note C)                  159,601

Additional paid-in capital                                    6,197,407
Preferred stock subscription                                    733,374
Common stock subscription                                       916,600
Treasury stock (Note C)                                             (50)
Accumulated deficit                                          (2,619,103)
                                                            -----------
Total stockholders' equity                                    5,388,496

Total liabilities and stockholders' equity                  $ 8,774,642
                                                            ===========


                    See accompanying notes to the unaudited
                  condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                 For The Three Months Ended       For the Six Months Ended
                                       October 31,                       October 31
                                 2006             2005             2006              2005
                             -------------    -------------    -------------    -------------
Revenues                     $   1,761,358    $   4,169,868    $   4,584,076    $   8,372,840
Cost of goods sold               1,700,993        3,057,256        3,577,258        5,538,752
                             -------------    -------------    -------------    -------------
Gross profit                        60,365        1,112,612        1,006,818        2,834,088

Operating expenses:
Selling, general and
  administrative expenses          494,394          599,815        1,142,520        1,239,845
Depreciation and
  amortization                      76,990           30,811          152,688           97,166
                             -------------    -------------    -------------    -------------
Total operating expense            571,384          630,626        1,295,208        1,337,011

Income (loss)  from
operations                        (511,019)         481,986         (288,390)       1,497,077

Interest expense, net             (156,553)        (201,700)        (264,358)        (306,953)

Loss from continuing
  operations, before income
  taxes and discontinued
  operations                      (667,572)         280,286         (552,748)       1,190,124


Provision for income taxes          32,000             --            179,200             (800)
                             -------------    -------------    -------------    -------------

Loss from continuing
  operations, before
  discontinued operations         (635,572)         280,286         (373,548)       1,189,324

Loss from discontinued
  operations                       (11,649)        (230,227)         (29,543)        (790,211)
Gain from disposal  of
  discontinued operations          328,286             --            328,286             --
                             -------------    -------------    -------------    -------------
Net income (loss)            $    (318,935)   $      50,059    $     (74,805)   $     399,113
                             =============    =============    =============    =============

Earnings per common share:
Basic                        $       (0.00)   $        0.00    $       (0.00)   $        0.00
                             =============    =============    =============    =============
Continuing operations                (0.00)            0.00            (0.00)            0.01
                             =============    =============    =============    =============
Discontinued operations               0.00            (0.00)            0.00            (0.01)
                             =============    =============    =============    =============
Diluted                      $       (0.00)   $        0.00    $       (0.00)   $        0.00
                             =============    =============    =============    =============
Continuing operations                (0.00             0.00            (0.00)            0.01
                             =============    =============    =============    =============
Discontinued operations               0.00            (0.00)            0.00            (0.01)
                             =============    =============    =============    =============
Weighted average shares
outstanding:
Basic                          159,502,858      143,166,930      155,009,615      141,044,884
                             =============    =============    =============    =============
Diluted                        167,952,861      152,611,378      163,459,619      150,984,282
                             =============    =============    =============    =============



                    See accompanying notes to the unaudited
                  condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               For the Six months ended October 31,
                                                                      2006           2005
                                                                  -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                 $   (74,805)   $   399,113
Add (deduct):

Loss from discontinued operations                                      29,543        790,211
Gain from disposal  of discontinued operation                        (328,286)          --
                                                                  -----------    -----------
Income (loss) from continuing operations                             (373,548)     1,189,324

Adjustment to reconcile net income to net cash:

Depreciation and amortization                                         153,719        101,020
Deferred Taxes                                                       (180,000)          --
Common stock issued in exchange for services rendered                   3,889         11,670
Amortization and write-off of debt discount                            71,156         45,833
Common stock issued in exchange for compensation                         --             --

Change in assets and liabilities:
(Increase)/decrease in accounts receivable                          1,963,670         24,367
(Increase)/decrease in inventory                                     (911,155)      (668,049)
(Increase)/decrease in prepaid expense and others                    (188,234)        27,135
(Increase)/decrease in employee advances                              (61,073)          --
Increase/(decrease) in accounts payable and accrued liabilities       699,655        157,833
Increase/(decrease) in deferred revenue                                  --          (71,228)
                                                                  -----------    -----------
Net cash provided by continuing operations                          1,178,079        817,905
Net cash provided by (used in) discontinue operations                  25,243       (778,349)
                                                                  -----------    -----------
Net cash provided by operating activities:                          1,203,322         39,556

Cash flows from investing activities:
Cash receivable in connection with disposition of MBS (Note G)         (1,000)          --
Capital expenditure                                                  (322,775)      (294,067)
                                                                  -----------    -----------
Net cash (used in) investing activities                              (323,775)      (294,067)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
  net of costs and fees                                                  --           50,000
Proceeds from (repayments of) notes payable, net                   (1,159,984)      (106,138)
Repayments of payable to related parties, net                         (20,000)        (8,500)
                                                                  -----------    -----------
Net cash (used in) financing activities                            (1,179,984)       (64,638)

Net decrease in cash and cash equivalents                         $  (300,437)      (319,149)
Cash and cash equivalents at beginning of period                      557,100        446,082
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $   256,663    $   126,933
                                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                              159,257    $   155,407
Cash paid during the period for taxes                                    --             --
Common stock issued to consultants for services rendered                3,889         11,670





                    See accompanying notes to the unaudited
                  condensed consolidated financial information

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended October 31, 2006, are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The Company sold its MBS subsidiary in October 2006. The MBS business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business and information relating to the sale of this subsidiary are further described in Note G.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition
-------------------

The Company recognizes revenues, except several construction-type fixed-price contracts, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board
(FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

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

In fiscal 2006, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for a school district. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

Under the percentage-of-completion method, progress toward completion is measured by the ratio of costs incurred to total estimated costs. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident. The total estimated loss includes all costs allocable to the specific contract. Each construction contract is reviewed individually to determine the appropriate basis of recognizing revenue. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Use of Estimates
----------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, bad debts, excess inventory, impairment of intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that the Company believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)
------------------------------------

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for quarter ended October 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

Six months ended:                                                    October 31,
                                                                        2005
                                                                     -----------

Net income                                            As reported     $  399,113
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                                    --

                                                                      ----------
Net income attributable to common shareholders        Pro forma       $  399,113
                                                                      ==========

Basic and diluted net income per share:               As reported     $     0.00
                                                      Pro forma       $     0.00

The Company did not issue awards of stock-based employee compensation during the six-month period ended October 31, 2006. All previously issued stock based awards were vested at grant and charged to operations in prior periods.

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R (`SFAS 158'). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders' equity). SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 158.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (`SAB 108'). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

NOTE B - NOTES PAYABLE

A summary of notes payable at October 31, 2006 is as follows:

                                                                    October  31,
                                                                        2006
                                                                    ------------

     Note payable to Company shareholder in monthly  installments of  interest  only at 10.0% per annum;  unsecured;  maturity date was in November 30, 2003. The Company  amended the note with the  shareholder in April 2004,  extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan,  together with any accrued  and  unpaid  interest  to the  Company's  preferred
     stock. (a)                                                     $   389,465

     Note payable to Company shareholders in monthly installments of  interest  only at 8.0% per  annum;  unsecured;  maturity dated extended to May 15, 2007. Noteholder has the option to convert the  principal  balance of the loan to the Company's
     preferred stock. (a)                                                 3,500

     Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date
     is on May 1, 2009                                                  199,350

     Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date was  extended to August 2007.  Noteholder  has the option to convert the  principal  balance of the loan to the Company's
     preferred stock. (a)                                                 6,000

     Note payable in 24  installments  beginning  March 15, 2006;
     with  interest at 6%;  unsecured;  maturity date is on March
     2008                                                                42,447

     Note payable in 24 monthly  installments  beginning December
     27, 2004,  with interest at 8% per annum  beginning  January
     28, 2005, unsecured; maturity is December 26, 2006 (b)              14,009

     Note  payable in 12  installments  beginning  April 15, 2006 with interest at 9% annum, unsecured, maturity date is March
     15, 2007                                                            22,823

     Note payable to Company shareholder in monthly  installments of interest only at 8% per annum,  unsecured,  maturity date
     was extended to January 31, 2007                                   111,000

     Note payable  revolving  agreement secured by receivable and property  with  interest  and  administrative  fees  payable monthly;  interest rate is at 2.75% per annum over and above the Prime  Rate or Deemed  Prime Rate  whichever  is higher;
     maturity  date  is on  November  1,  2007.maximum  borrowing
     capacity of $3,000,000.                                            859,964

     Note  payable in 5 annual  payments  beginning  December 31,
     2006, with interest payable monthly at 10% per annum, Lender has an option at the end each  twelve  months  ("anniversary date") to receive  restricted shares of the Company's common stock in lieu of the annual cash  payment of  $100,000.  The conversion  price is equal to 75% of the  closing  price for the day that is  twelve  months  prior  to each  anniversary date. The minimum  conversion price shall be $0.05 per share
     (c)                                                                217,640
                                                                    ------------

                                                                      1,866,198
  Less: current portion                                              (1,059,743)
                                                                    ------------
  Total - notes payable - long term                                 $   806,455
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

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

NOTE B - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement ("Updated Agreement"). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. As of October 31, 2006, the Company was in compliance with the terms of the Update Agreement.

(c) The Company granted the noteholder an option to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months ("anniversary date"). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a
Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds as the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. The Company amortized the debt discount attributed to the beneficial conversion feature and recorded non-cash interest expense of $16,256 and $0 for the six months ended October 31, 2006 and 2005, respectively. During the six months ended October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note C). These shares have not been issued as of October 31, 2006, and the Company has accounted for the shares to be issued as common stock subscroption payable. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations for during the six months ended October 31, 2006 in connection with the conversion of notes.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of October 31, 2006 and April 30, 2006, the Company has issued and outstanding 666,667 shares of Series A preferred stock. The Company has 159,602,478 and 149,447,478 shares of common stock issued and outstanding at October 31, 2006 and April 30, 2006, respectively. The Company has 50,000 shares of treasury stock at October 31, 2006 and April 30, 2006.

During the six months period ended October 31, 2006, the Company issued 55,556 shares of common stock to a consultant in exchange for $3,889 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued 9,444,444 shares of its commons stock, valued at $850,000 to a shareholder. These shares were accounted for in the prior year ending April 30, 2006, as common stock subscription payable. The Company issued 655,000 shares of common stock in exchange for $30,339 of common stock subscribed during the year ended April 30, 2006. Additionally, during the six month period ended October 31, 2006, a lender converted $200,000 of promissory note for 2,353,356 shares of common stock (Note B), which have not been issued as of October 31, 2006. The Company has accounted for the proceeds received as common stock subscription payable at October 31, 2006.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options
------------------------------

The  following  table  summarizes  the  changes  in   non-compensatory   options
outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
             $ 0.05       4,000,000                   0.25                $ 0.05      4,000,000          $  0.05
                          ---------                   ----                ------      ---------          -------


Transactions involving options are summarized as follows:


                                                                        Weighted Average
                                                Number of Shares         Price Per Share
                                                ----------------         ----------------
       Outstanding at April 30, 2004               5,500,000                  $  1.40
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                              -                        -
                                                   ---------                  -------
       Outstanding at April 30, 2005               5,500,000                  $  1.40
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                     (1,500,000)                    5.00
                                                   ---------                  -------
       Outstanding at April 30, 2006               4,000,000                  $  0.05
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                              -                        -
                                                   ---------                  -------
       Outstanding at October  31, 2006            4,000,000                  $  1.40
                                                   =========                  =======




During the period ended October 31, 2006 and 2005, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended October 31, 2006 and 2005. The 4,000,000 warrants granted during the year ended April 30, 2004 had an original expiration date on January 25, 2005 and was extended to January 31, 2007.

Non-Compensatory Warrants
-------------------------

The  following  table  summarizes  the  changes  in  non-compensatory   warrants
outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.


                                Warrants Outstanding                                    Warrants Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
             $ 0.03         750,000                   0.50                $ 0.03        750,000          $  0.03
                          ---------                   ----                ------      ---------          -------

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants (Continued)
------------------------------------

Transactions involving warrants are summarized as follows:


                                                                        Weighted Average
                                                Number of Shares         Price Per Share
                                                ----------------         ----------------
       Outstanding at April 30, 2004               1,500,000                  $  0.03
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                              -                        -
                                                   ---------                  -------
       Outstanding at April 30, 2005               1,500,000                  $  0.03
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                              -                        -
                                                   ---------                  -------
       Outstanding at April 30, 2006               1,500,000                  $  0.03
                                                   =========                  =======

          Granted                                          -                        -
          Exercised                                        -                        -
          Canceled or expired                       (750,000)                    0.03
                                                   ---------                  -------
       Outstanding at October  31, 2006              750,000                  $  0.03
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

There are no stock options issued and outstanding during the six month period ending October 31, 2006

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)

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

Trade name                                                   $ 350,000
Building engineering and architectural plans                   150,000
                                                       ----------------
Total                                                        $ 500,000
                                                       ================

The trade name acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company's consolidated statement of earnings. The building engineering and architectural plans acquired have estimated useful lives of ten years.

Total identifiable intangible assets acquired and their carrying value at October 31, 2006 are:

                                                                                           Weighted Average
                                    Gross       Accumulated                    Residual      Amortization
                                   Carrying     Amortization       Net          Value       Period (Years)
                                    Amount
                                 ------------- --------------- ------------- ------------- ------------------
Amortized Identifiable
Intangible Assets:

Building engineering and
architectural plans                 $  806,414    $ (154,768)   $  651,646      $      -                 10.0
                                    ----------   -----------    ----------     ----------         ----------
Total Amortized Identifiable
Intangible Assets                      806,414      (154,768)      651,646      $      -                 10.0

Unamortized Identifiable
Intangible Assets:

Trade Name                             350,000             -       350,000        350,000
                                    ----------   -----------    ----------     ----------
Total Unamortized Identifiable
Intangible Assets                      350,000             -       350,000        350,000
                                    ----------   -----------    ----------     ----------


Total                               $1,156,414    $ (154,768)   $1,001,646      $ 350,000
                                    ==========   ===========    ==========     ==========




In connection with the disposition of MBS (Note G), Paragon Modular, Inc. ("PMI_") acquired $41,492 of amortizable intangible assets of MBS. The Company wrote off accumulated amortization in the amount of $16,219 in connection with the intangible assets sold. Total amortization expense charged to operations for the six months period ended October 31, 2006 and 2005 were $39,001 and $20,143, respectively.

Estimated amortization expense as of October 31, 2006 is as follows:

For the period from November 1, 2006 through October 31, 2007          $  79,468
For the period from November 1, 2007 through October 31, 2008             79,468
For the period from November 1, 2008 through October 31, 2009             79,468
For the period from November 1, 2009 through October 31, 2010             79,468
November 1, 2010 and after                                               333,774
                                                                       ---------
Total                                                                  $ 651,646

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)


NOTE G - DIVESTITURES AND DISCONTINUED OPERATIONS

In October 2006, the Company sold one of its subsidiaries, MBS Construction, Inc. ("MBS") to Paragon Modular, Inc ("PMI_") through a Stock Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, PMI acquired certain assets and assumed certain liabilities of MBS and agreed to pay $1,000 in cash. As a result of the sale of the MBS business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all period presented have been restated to reflect discontinued operations accounting.

The following summarizes the disposition of the MBS business segment:

Cash consideration                             $   1,000
Debts assumed by PMI                             372,819
Net assets disposed of                           (45,533)
                                               ---------
Net gain on disposal of MBS                    $ 328,286
                                               =========

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the six months ended October 31, 2006 and 2005 were:

                                                  2006            2005
                                               -----------    -----------
Revenues                                       $      --      $ 1,022,551
Costs and Expenses                                  29,543      1,812,762
                                               -----------    -----------
Net loss before tax                                (29,543)      (790,211)
Income tax provision (benefit)                        --             --
                                               -----------    -----------
Net loss                                           (29,543)      (790,211)

Net gain on sale of MBS, before tax                328,286           --
Income tax provision (benefit)                        --             --
                                               -----------    -----------
Gain on sale, net of tax                           328,286           --
                                               -----------    -----------
Gain (Loss) on discontinued operations,
net of tax                                     $   298,743    $  (790,211)
                                               ===========    ===========

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $1,524,138, which will expire beginning in 2024, and a Federal net operating loss carryforward of $1,524,138, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through October 31, 2006, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 699,401 at October 31, 2006. The net change in the valuation allowance from April 30, 2006 was a decrease of $ 375,000. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)


NOTE H  - INCOME TAXES (Continued)

The income tax provision (benefit) for the six months ended October 31,2006 and 2005 consists of the following:

                                   October 31,  October 31,
                                      2006         2005
                                   ---------    ---------

Continuing Operations
Current
Federal                            $    --      $    --
State                                    800          800
                                   ---------    ---------
                                         800          800
                                   ---------    ---------

Deferred
Federal                             (152,000)        --
State                                (38,000)        --
                                   ---------    ---------
                                    (190,000)        --
                                   ---------    ---------

                                    (189,200)   $     800

                                   ---------    ---------
Discontinued Operations
Federal                               10,000         --
State                                   --           --
                                   ---------    ---------
                                      10,000         --
                                   ---------    ---------

 Total                             $(179,200)   $     800
                                   ---------    ---------

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

                                                     October 31,  October 31,
                                                       2006         2005
                                                     ---------    ---------

Computed "expected" income tax expense at
approximately 34%                                    $  36,000    $ 136,000

Increase in NOL carryforwards                          (36,000)    (135,200)

Discretionary change in valuation allowances of
deferred income taxes                                 (154,400)        --

Various other                                          (24,800)        --
                                                     ---------    ---------
                                                     $(179,200)   $     800
                                                     ---------    ---------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of October 31, 2006 are as follows:

                       GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                October 31, 2006
                                   (Unaudited)


NOTE H  - INCOME TAXES (Continued)



                                                                   October 31,
                                                                     2006
                                                                   ---------
Deferred tax assets:
Federal and state net operating loss                               $ 610,000
Allowance and accruals not recognized for income tax purposes            --
                                                                   ---------
Total gross deferred tax assets                                      610,000
Less : Valuation allowance                                          (330,000)
                                                                   ---------
Net deferred tax assets                                            $ 280,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net                                   (76,000)
Deferred state tax liability                                          (3,000)
                                                                   ---------
Total net deferred tax liabilities                                 $ (79,000)


These amounts have been presented in the consolidated balance sheets as follows:

                                                                   October 31,
                                                                     2006
                                                                   ---------
 Current deferred tax asset                                        $     --
 Non current deferred tax asset                                      280,000
 Non current deferred tax liability                                  (79,000)
                                                                   ---------
 Total net deferred tax asset                                      $ 201,000




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOER 31, 2006

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

The Company is a holding company for two wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant, and Global Modular, Inc., a sales, marketing, manufacturing and construction site work of modular type structures.

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

In the quarter ending October 31, 2006, Global Modular was awarded a five year contract with Victor Valley School District that contained a "piggyback clause. This allows Global Modular to provide educational customers with product contracted under a "piggyback clause". The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a "piggyback contract" issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a "piggybackable contract" containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. This piggyback contract includes all appropriate pricing parameters pertinent to Global's "permanent modular construction" designs. Global Modulars' new piggyback contract provides them the flexibility to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect

The Company was issued a Manufacturer's License by the California Department of Housing (DOH) on July 13, 2006. This opens up a new market comprising of retail, industrial and institutional (including educational institutions that reside on private property). This sector adheres to building designs and specifications administered by the Department of Housing (DOH).

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

During the remainder of 2006, Global Modular will focus its attention on the new DOH market along with its sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. During the quarter ended October 31, 2006, the Company installed an additional manufacturing line in the plant dedicated to the DOH products. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2006 and into 2007.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2006 TO THE THREE MONTHS ENDED OCTOBER 31, 2005

Results of Operations
---------------------

Global Modular was assigned the responsibility for all site construction work, which now consists primarily of setting the modular buildings. Previously MBS Construction, a wholly owed subsidiary of the Company, was responsible for all field construction and site work activities. Due to cost over runs and lack of coordination on the site construction projects managed by MBS, the Company has sold its stock in MBS and moved all of the site construction functions under the control of Global Modular. The Company will focus on manufacturing modular building and limit site construction to setting the modular buildings.

Total revenues from continuing operations decreased to $1,761,358 in the quarter ended of October 31, 2006 from $4,169,868 in the quarter ended October 31, 2005. Since taking over the site construction, Global Modular's primary focus is to complete the projects in the field to mitigate cost overruns and to maintain good client relationships. The Company has slowed down the manufacturing operations until all of the projects are completed in the field.

Cost of revenues from continuing operations was $1,700,993 and $3,057,256, respectively for the quarters ended October 31, 2006 and 2005. The cost of revenue from continuing operations decreased because of a 58% reduction in revenue from the quarter ended October 31, 2006 as compared to the quarter ended October 31, 2005. Gross profit from continuing operations was $60,365 and $1,112,612, respectively for the quarters ended October 31, 2006 and 2005. The gross profit from continuing operations decreased because of the significant reduction of revenue. The gross margin decreased from 26% for the quarter ended October 31, 2005 to 3% for the quarter ended October 31, 2006, because the Company incurred significant cost overruns in field construction activities on three projects during the quarter ended October 31, 2006. All these three projects were completed prior October 31, 2006, and all losses related to these projects have been reflected in the financial statements.

Total operating expenses decreased to $571,384 in the three months ended October 31, 2006 from $630,626 in the three months ended October 31, 2005. The decrease in operating expense was due to general and administrative cost being closely monitored and reduced in all areas, such as salaries, interest expense, travel expenses.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2006 TO THE SIX MONTHS ENDED OCTOBER 31, 2005

Results of Operations
---------------------

Global Modular was assigned the responsibility for all site construction work, which now consists primarily of setting the modular buildings. Previously MBS Construction, a wholly owed subsidiary of the Company, was responsible for all field construction and site work activities. Due to cost over runs and lack of coordination on the site construction projects managed by MBS, the Company has sold its stock in MBS and moved all of the site construction functions under the control of Global Modular. The Company will focus on manufacturing modular building and limit site construction to setting the modular buildings.

Total revenues from continuing operations decreased to $4,584,076 for the six month ended of October 31, 2006 from $8,372,840 for the six months ended October 31, 2005. Since taking over the site construction, Global Modular's primary focus is to complete the projects in the field to mitigate cost overruns and to maintain good client relationships. The Company has slowed down the manufacturing operations until all of the projects are completed in the field.

Cost of revenues from continuing operations was $3,577,258 and $5,538,752, respectively for the six months ended October 31, 2006 and 2005. The cost of revenue from continuing operations decreased because of a 45% reduction in revenue from the quarter ended October 31, 2006 as compared to the quarter ended October 31, 2005. Gross profit from continuing operation was 1,006,818 and $2,834,088, respectively for the six months ended October 31, 2006 and 2005. The gross profit from continuing operations decreased due to the reduced revenue for the six months ended October 31, 2006, as compared to the six months ended
October 31, 2005. The gross margin decreased from 34% for the six-months ended October 31, 2005 to 22% for the six months ended October 31, 2006, because the Company incurred cost overruns in field construction activities on three projects during the quarter ended October 31, 2006. All these three projects were completed prior October 31, 2006, and all losses related to these projects have been reflected in the financial statements.

Total operating expenses decreased to $1,295,208 in the six months ended October 31, 2006 from $1,337,011 in the six months ended October 31, 2005. The operating expenses decreased due to general and administrative cost being closely monitored and reduced in all areas, such as salaries, interest expense, travel expenses.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286.

Currently, the Company has a signed backlog in excess of $5,000,000 with California school districts.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2006, the Company had a working capital surplus of $3,001,784 and a net loss of (74,805). The Company generated a positive cash flow from operations of $1,203,322 for the six-month period ended October 31, 2006. The positive cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $153,719, common stock issued in exchange for services of $3,889, amortization and write-off of debt discount of $71,156, a increase in deferred taxes assets of $180,000, an decrease in accounts receivable of $1,963,670 an increase in inventory of $911,155, an increase in employee advances of $61,073, a increase in other assets of $188,234, and an increase in accounts payable of $699,655.

Cash flows used in investing activities for the six-month period ended October 31, 2005 consisted of the acquisition of $323,775 of equipment, leasehold improvements and architectural plans used in operations.

The Company disbursed cash during the six months ended October 31, 2006 to reduce debt to lenders by $1,159,984 and the reduction of debt to related parties by $20,000.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 (R), "Share Based Payment" In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow needs for operations and development. The Company generated a positive cash flow for the six months ended October 31, 2006. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Employees
---------

As of October 31,2006, the company had 74 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of December 15, 2006, there were approximately 159,602,478 shares of common stock outstanding, of which approximately 61,655,340 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2006 the company issued an aggregate of 655,000 shares of its common stock in exchange for $30,339 of common stock subscribed during the year ended April 30, 2006. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5.  OTHER INFORMATION

None during this reporting period.

ITEM 6.  EXHIBITS

Exhibits

 No.                                Description
----                                -----------

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

                                  Global Diversified Industries, Inc.

Date: December 20, 2006           By: /s/  Phillip Hamilton
                                  -------------------------------------
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date: December 20, 2006           By: /s/  Adam DeBard
                                  -------------------------------------
                                  Chief Operating Officer (Principal
                                  Accounting and Financial Officer)