Form 10QSB
period 2007-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2007-03-26
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2007

Commission file number: 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	95-4741485
(State of incorporation)	(IRS Employer Identification No.)

1200 Airport Drive, Chowchilla, CA	93610
(Address of principal executive offices)	(Zip Code)

(559) 665-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity,: 163,460,811 shares of Common Stock ($.001 par value) as of March 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
January 31, 2007

ASSETS:
Current assets:

Cash and cash equivalents	$132,721
Accounts receivable, net of allowance for doubtful
accounts of $0 at January 31, 2007	269,453
Inventories	3,890,525
Advance to employees	77,912
Prepaid expenses and other	228,915

Total current assets	$4,599,526

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437
Less: Accumulated depreciation	(975,647)

Total property, plant and equipment, net	2,105,790

Other assets:
Deposit and others	28,579
Non current deferred tax asset (Note H)	280,000
Intellectual properties, net of accumulated amortization
of $175,003 at January 31, 2007 (Note F)	987,614

Total other assets	1,296,193

Total Assets	$8,001,509

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
January 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,136,520

Notes payable to related parties,
current portion (Note B)	251,500
Notes payable, current portion (Note B)	454,416

Total current liabilities	1,842,436

Long-term liabilities:
Notes payable, long term portion,	222,485
net of debt discount (Note B)
Notes payable, long term portion (Note B)	33,574
Notes payable to related parties,
long-term portion (Note B)	588,815
Deferred tax liabilities (Note H)	79,000

Total long-term liabilities	923,874

Commitment and contingencies	--

Stockholders' equity:
Series A Preferred stock, par value $.001
per share; 10,000,000 shares authorized; 413,093
shares issued and outstanding at January 31, 2007 (Note C)	414

Common stock, par value $ .001 per share;
400,000,000 shares authorized; 163,460,811 shares issued
and outstanding at January 31, 2007 (Note C)	163,460

Additional paid-in capital	6,267,251

Preferred stock subscription	733,374
Common stock subscription	1,066,536
Treasury stock (Note C)	(50)
Accumulated deficit	(2,995,786)

Total stockholders' equity	5,235,199

Total liabilities and stockholders' equity	$8,001,509

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	January 31,		January 31
	2007	2006	2007	2006

Revenues	$509,898	$2,072,623	$5,093,974	$10,445,463
Cost of goods sold	394,067	1,403,442	3,971,325	6,942,194

Gross profit	115,831	669,181	1,122,649	3,503,269

Operating expenses:
Selling, general and
administrative expenses	342,734	344,966	1,485,254	1,584,811
Depreciation and
amortization	79,419	110,937	232,107	208,103

Total operating expense	422,153	455,903	1,717,361	1,792,914

Income (loss) from
operations	(306,322)	213,278	(594,712)	1,710,355

Interest expense, net	(70,361)	(69,935)	(334,719)	(376,888)

Loss from continuing
operations, before income
taxes and discontinued
operations	(376,683)	143,343	(929,430)	1,333,467

Income taxes benefit (expenses)	-	-	179,200	(800)

Gain/(Loss) from continuing
operations, before
discontinued operations	-	143,343	(750,230)	1,332,667

Loss from discontinued
operations	-	(48,622)	(29,543)	(838,833)
Gain from disposal of
discontinued operations	-	--	328,286	--

Net income (loss)	$(376,683)	$94,721	$(451,487)	$493,834

Earnings (losses) per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00

Continuing operations	(0.00)	0.00	(0.00)	0.01

Discontinued operations	0.00	(0.00)	0.00	(0.01)

Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Continuing operations	(0.00)	0.00	(0.00)	0.01

Discontinued operations	0.00	(0.00)	0.00	(0.01)

Weighted average shares outstanding used in earnings (losses) per share calculation:
Basic	172,379,808	148,858,825	156,980,382	141,044,884

Diluted	172,379,808	158,303,273	156,980,382	150,984,282

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended
	January 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(451,487)	$493,834
Add (deduct):

Loss from discontinued operations	29,543	838,833
Gain from disposal of discontinued operation	(328,286)	--

Income (loss) from continuing operations	(750,230)	1,332,667

Adjustment to reconcile net income to net cash:

Depreciation and amortization	232,107	212,988
Deferred Taxes	(180,000)	--
Common stock issued in exchange for services rendered	20,889	27,670
Common stock subscription in exchange for services rendered	149,936	--
Amortization and write-off of debt discount	76,001	50,856
Common stock issued in exchange for compensation	3,000	16,470
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	2,830,587	(933,750)
(Increase)/decrease in inventory	(776,721)	(850,997)
(Increase)/decrease in prepaid expense and others	(143,031)	39,791
(Increase)/decrease in employee advances	(62,831)	4,567
Increase/(decrease) in accounts payable and accrued liabilities	(25,317)	(200,208)
Increase/(decrease) in deferred revenue	--	(71,228)

Net cash provided by (used in) continuing operations	1,374,390	(371,174)
Net cash provided by (used in) discontinue operations	25,243	(520,876)

Net cash provided by (used in) operating activities:	1,399,633	(892,050)

Cash flows from investing activities:
Cash receivable in connection with disposition of MBS (Note G)	(1,000)	--
Capital expenditure	(322,775)	(338,448)

Net cash (used in) investing activities	(323,775)	(338,448)

Cash flows from financing activities:

Proceeds from sale of common stock and stock subscription,
net of costs and fees	--	50,000
Proceeds from (repayments of) notes payable, net	(1,611,237)	850,558
Proceeds from (repayments of) related party notes payable, net	111,000	(8,500)

Net cash (used in) financing activities	(1,500,237)	892,058

Net decrease in cash and cash equivalents	$(424,379)	(338,440)
Cash and cash equivalents at beginning of period	557,100	446,082

Cash and cash equivalents at end of period	$132,721	$107,642

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$251,699	$219,024
Common stock issued to employees for compensation	3,000	16,470
Common stock issued in exchange for services rendered	20,889	27,670
Common stock subscription in exchange for services rendered	149,936	--
Common stock issued in exchange for conversion of notes payable	--	400,000
Common stock subscribed in exchange for notes payable	200,000	--
Beneficial conversion feature of convertible notes	--	166,667
Preferred stock issued in exchange for accrued interest	53,449	--

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for quarter ended January 31, 2006, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

Nine months ended:		January 31,
		2006

Net income	As reported	$493,834
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects		--

Net income attributable to common shareholders	Pro forma	$493,834

Basic and diluted net income per share:	As reported	$0.00
	Pro forma	$0.00

The Company did not issue awards of stock-based employee compensation during the nine-month period ended January 31, 2007. All previously issued stock based awards were vested at grant and charged to operations in prior periods.

New Accounting Pronouncements

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - NOTES PAYABLE

A summary of notes payable at January 31, 2007 is as follows:

January 31,
2007

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
$ 389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated extended to May 15, 2007. Noteholder has the option to convert the principal balance of the loan to the Company's preferred stock. (a)	78,500

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 2007. Noteholder has the option to convert the principal balance of the loan to the Company's preferred stock. (a)	56,000

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date was extended to August 2007. Noteholder has the option to convert the principal balance of the loan to the Company's preferred stock. (a)	6,000

Note payable in 24 installments beginning March 15, 2006; with interest at 6%; unsecured; maturity date is on March 2008	39,447

Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 28, 2005, secured by company stock; maturity date is January 31, 2007. The Company is currently in default under the terms of the note agreement (b)	14,009

Note payable in 12 installments beginning April 15, 2006 with interest at 9% annum, unsecured, maturity date is March 15, 2007	17,987

Note Payable in 24 monthly installments beginning January 28, 2007, interest only first six months at 7.5 % per annum, unsecured, maturity is December 27, 2008	40,000

Note Payable in monthly installments beginning December 14, 2006 with interest at 8% per annum, unsecured, maturity date is April 30, 2008	43,000

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date was extended to January 31, 2008	111,000

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007.maximum borrowing capacity of $3,000,000.	333,547

Note payable in 5 annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum, Lender has an option at the end each twelve months ("anniversary date") to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share (c)	222,485

1,550,790
Less: current portion	(705,916)

Total - notes payable - long term	$ 844,874

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

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement ("Updated Agreement"). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. In January 2007, the Company entered into a Forbearance Agreement with the noteholder. Pursuant to the agreement, noteholder agreed to forbear with respect to taking foreclosure action against the collateral shares for a period of 45 calendar days from the date of the agreement. However, such forbearance period is not to be constructed as extending the due date of the note which the Company remains in default during such 45-day period.  Subsequent to the date of financial statements, the noteholder agreed to extend the maturity date of the note to 30 days from March 19, 2007.

(c) The Company granted the noteholder an option to receive restricted shares of the Company's common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months ("anniversary date"). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds as the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note C). These shares have not been issued as of January 31, 2007 and the Company has accounted for the shares to be issued as common stock subscroption payable. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $76,001 and $5,023 for the nine months ended January 31, 2007 and 2006, respectively.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of January 31, 2007 and April 30, 2006, the Company has issued and outstanding 413,093 and 666,667 shares of Series A preferred stock, respectively. The Company has 163,460,811 and 149,447,478 shares of common stock issued and outstanding at January 31, 2007 and April 30, 2006, respectively. The Company has 50,000 shares of treasury stock at January 31, 2007 and April 30, 2006.

During the nine months period ended January 31, 2007, the Company issued 480,556 shares of common stock to consultants in exchange for $20,889 of services fees and 100,000 shares of common stock valued at $3,000 per the terms of an employment contact. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued 9,444,444 shares of its commons stock, valued at $850,000 to a shareholder. These shares were accounted for in the prior year ending April 30, 2006, as common stock subscription payable. The Company also issued an aggregate of 655,000 shares of common stock in exchange for $30,339 of common stock subscribed during the year ended April 30, 2006 Additionally, during the nine month period ended January 31, 2007, a lender converted $200,000 of promissory note for 2,353,356 shares of common stock (Note B), which have not been issued as of January 31, 2007. The Company has accounted for the proceeds received as common stock subscription payable at January 31, 2007. The company also agreed to issue 3,748,400 shares of common stock in exchange for $149,936 of products and services provided by two vendors. These shares have not been issued as of January 31, 2007, and therefore was accounted for as common stock subscription payable.

During the nine month period ended January 31,2007,at the request of a preferred stock shareholder the Company retired 333,333 shares of preferred stock in exchange for the Company issuing 3,333,333 shares of common stock. The Company also issued 79,759 shares of preferred stock, valued at $53,449 in lieu of payment for accrued interest due on promissory notes issued by the Company.

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving non-compensatory options and the related prices for the shares of the Company's common stock issued to non-employees of the Company are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share

Outstanding at April 30, 2004	5,500,000	$1.40

Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at April 30, 2005	5,500,000	$1.40

Granted	-	-
Exercised	-	-
Canceled or expired	(1,500,000)	5.00

Outstanding at April 30, 2006	4,000,000	$0.05

Granted	-	-
Exercised	-	-
Canceled or expired	(4,000,000)	0.05

Outstanding at January 31, 2007	-	-

During the period ended January 31, 2007 and 2006, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended January 31, 2007 and 2006 The 4,000,000 warrants granted during the year ended April 30, 2004 expired on January 31, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company.

Warrants Outstanding			Warrants Exercisable

		Weighted Average	Weighed		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 0.03	750,000	0.25	$0.03	750,000	$0.03

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share

Outstanding at April 30, 2004	1,500,000	$0.03

Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at April 30, 2005	1,500,000	$0.03

Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at April 30, 2006	1,500,000	$0.03

Granted	-	-
Exercised	-	-
Canceled or expired	(750,000)	0.03

Outstanding at January 31, 2007	750,000	$0.03

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

There are no stock options issued and outstanding during the nine month period ending January 31, 2007

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

Total identifiable intangible assets acquired and their carrying value at January 31, 2007 are:

	Gross				Weighted Average
	Carrying	Accumulated		Residual	Amortization
	Amount	Amortization	Net	Value	Period (Years)

Amortized Identifiable
Intangible Assets:

Building engineering and
architectural plans	$812,617	$(175,003)	$637,614	$-	10.0

Total Amortized Identifiable
Intangible Assets	812,617	(175,003)	637,614	$-	10.0

Unamortized Identifiable
Intangible Assets:

Trade Name	350,000	-	350,000	350,000

Total Unamortized Identifiable
Intangible Assets	350,000	-	350,000	350,000

Total	$1,162,617	$(175,003)	$987,614	$350,000

In connection with the disposition of MBS (Note G), Paragon Modular, Inc. ("PMI_") acquired $41,492 of amortizable intangible assets of MBS. The Company wrote off accumulated amortization in the amount of $16,219 in connection with the intangible assets sold. Total amortization expense charged to operations for the nine months period ended January 31, 2007 and 2006 were $59,237 and $51,049 respectively.

Estimated amortization expense as of January 31, 2007 is as follows:

For the period from February 1, 2007 through January 31, 2008	$80,940
For the period from February 1, 2008 through January 31, 2009	80,940
For the period from February 1, 2009 through January 31, 2010	80,940
For the period from February 1, 2010 through January 31, 2011	80,940
February 1, 2011 and after	313,854

Total	$637,614

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

The following summarizes the disposition of the MBS business segment:

Cash consideration	$1,000
Debts assumed by PMI	372,819
Net assets disposed of	(45,533)

Net gain on disposal of MBS	$328,286

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the nine months ended January 31, 2007 and 2006 were:

	2007	2006

Revenues	$--	$1,070,700
Costs and Expenses	29,543	1,909,533

Net loss before tax	(29,543)	(838,833)
Income tax provision (benefit)	--	--

Net loss	(29,543)	(838,833)

Net gain on sale of MBS, before tax	328,286	--
Income tax provision (benefit)	--	--

Gain on sale, net of tax	328,286	--

Gain (Loss) on discontinued operations,
net of tax	$298,743	$(838,833)

NOTE H - INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of Net Operating Loss carryforwards for income tax purposes with a valuation allowance against the carryforwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $1,868,767, which will expire beginning in 2024, and a Federal net operating loss carryforward of $1,868,767, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon its cumulative losses through January 31, 2007, the Company has provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 699,401 at January 31, 2007. The net change in the valuation allowance from April 30, 2006 was a decrease of $ 375,000. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the nine months ended January 31, 2007 and 2006 consists of the following:

	January 31, 2007	January 31, 2006
Continuing Operations
Current
Federal	$--	$--
State	800	800
	800	800

Deferred
Federal	(152,000)	--
State	(38,000)	--
	(190,000)	--

	(189,200)	$800
Discontinued Operations
Federal	10,000	--
State	--	--
	10,000	--

Total	$(179,200)	$800

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	January 31, 2007	January 31, 2006

Computed “expected” income tax expense at approximately 34%	$(154,000)	$170,000

Increase (decrease) in NOL carryforwards	117,000	(169,200)

Discretionary change in valuation allowances of deferred income taxes	(150,000)	--
Various other	(2,200)	--
	$(189,200)	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of January 31, 2007 and 2006 are as follows:

	January 31, 2007	January 31, 2006
Deferred tax assets:
Federal and state net operating loss	$748,000	$606,000
Allowance and accruals not recognized for income tax purposes	-	8,000
Total gross deferred tax assets	748,000	614,000
Less : Valuation allowance	(468,000)	(539,000)
Net deferred tax assets	$280,000	$75,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(75,000)	(53,000)
Deferred state tax liability	(4,000)	(1,000)
Total net deferred tax liabilities	$(79,000)	$(54,000)

These amounts have been presented in the consolidated balance sheets as follows:

	January 31, 2007	January 31, 2006
Current deferred tax asset	$-	$8,000
Non current deferred tax asset	201,000	13,000
Non current deferred tax liability	-	-
Total net deferred tax asset	$201,000	$21,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2007

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

During the remainder of FYE 2007, Global Modular will focus its attention on the new DOH market along with its sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. During the quarter ended October 31, 2006, the Company installed an additional manufacturing line in the plant dedicated to the DOH products. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2006 and into 2007.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2007 TO THE THREE MONTHS ENDED JANUARY 31, 2006

Results of Operations

Global Modular has completed the majority of the site work on projects that was the responsibility of MBS. MBS, a wholly owned subsidiary of the Company that was sold on October 31, 2006, was responsible for all the field construction and site work. Global has focused on completing these site projects.

Total revenues from continuing operations decreased to $509,898 in the quarter ended of January 31, 2007 from $2,072,623 in the quarter ended January 31, 2006. Since taking over the site construction, Global Modular's primary focus is to complete the projects in the field to mitigate cost overruns and to maintain good client relationships. The Company reduced the manufacturing operations to a minimum until all of the projects are completed in the field.

Cost of revenues from continuing operations was $394,067 and $1,403,442, respectively for the quarters ended January 31, 2007 and 2006. The cost of revenue from continuing operations decreased because of a 78% reduction in revenue from the quarter ended January 31, 2007 as compared to the quarter ended January 31, 2006. Gross profit from continuing operations was $115,831 and $669,181, respectively for the quarters ended January 31, 2007 and 2006. The gross profit from continuing operations decreased because of the significant reduction of revenue. The gross margin decreased from 32% for the quarter ended January 31, 2006 to 23% for the quarter ended January 31, 2007, because the Company was still involved in closing the field construction activities on projects during the quarter ended January 31, 2007.

Total operating expenses decreased to $422,153 in the three months ended January 31, 2007 from $455,903 in the three months ended January 31, 2006. The decrease in operating expense was due to general and administrative cost being closely monitored with the reduction in revenue.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2007 TO THE NINE MONTHS ENDED JANUARY 31, 2006

Results of Operations

Global Modular was assigned the responsibility for all site construction work, which now consists primarily of setting the modular buildings. Previously MBS Construction, a wholly owed subsidiary of the Company, was responsible for all field construction and site work activities. Due to cost over runs and lack of coordination on the site construction projects managed by MBS, the Company has sold its stock in MBS on October 31, 2006 and moved all of the site construction functions under the control of Global Modular. Global Modular has completed the majority of the field and site work activities for the MBS projects.

Total revenues from continuing operations decreased to $5,093,974 for the nine months ended of January 31, 2007 from $10,445,463 for the nine months ended January 31, 2006. Since taking over the site construction, Global Modular's primary focus was to complete the projects in the field to mitigate cost overruns and to maintain good client relationships. The Company reduced the manufacturing operations to a minimum until all of the projects are completed in the field.

Cost of revenues from continuing operations was $3,974,325 and $6,942,194, respectively for the nine months ended January 31, 2007 and 2006. The cost of revenue from continuing operations decreased because of a 51% reduction in revenue from the quarter ended January 31, 2007 as compared to the quarter ended January 31, 2006. Gross profit from continuing operation was 1,122,649 and $3,503,269, respectively for the nine months ended January 31, 2007 and 2006. The gross profit from continuing operations decreased due to the reduced revenue for the nine months ended January 31, 2007, as compared to the nine months ended January 31, 2006. The gross margin decreased from 34% for the nine-months ended January 31, 2006 to 22% for the nine months ended January 31, 2007, because the Company incurred cost overruns in field construction activities on three projects during the last six months ending January 31, 2007. The majority of these projects in the field are completed as of January 31, 2007, and all losses related to these projects have been reflected in the financial statements.

Total operating expenses decreased to $1,717,361 in the nine months ended January 31, 2007 from $1,792,914 in the nine months ended January 31, 2006. The operating expenses decreased due to general and administrative cost being closely monitored with the reduction of revenue.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286 on October 31, 2006

Currently, the Company has a signed backlog in excess of $6,000,000 with California school districts.

Liquidity and Capital Resources

As of January 31, 2007, the Company had a working capital surplus of $2,757,090. Net loss for the nine months ended January 31, 2007 was $451,487. The Company generated a positive cash flow from operations of $1,399,633 for the nine-month period ended January 31, 2007. The positive cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $232,107, common stock issued and subscribed in exchange for services of $170,825, amortization and write-off of debt discount of $76,001, an increase in deferred taxes assets of $180,000, a decrease in accounts receivable of $2,830,587 an increase in inventory of $776,721, an increase in employee advances of $62,831, a increase in other assets of $143,031, and an decrease in accounts payable of $25,317.

Cash flows used in investing activities for the nine-month period ended January 31, 2007 consisted of the acquisition of $323,775 of equipment, leasehold improvements and architectural plans used in operations.

The Company disbursed cash during the nine months ended January 31, 2007 to reduce debt to lenders by $1,611,237 and proceeds, net of repayments, from related party loan in the amount of $111,000.

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

Employees

As of January 31,2007, the company had 60 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 22, 2007, there were approximately 163,460,811 shares of common stock outstanding, of which approximately 73,988,673 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2007 the company issued 100,000 shares of common stock in exchange for services rendered pursuant to an employment contract. The Company also issued 3,333,333 shares of common stock in exchange for cancellation of 333,333 shares of preferred stock. The Company issued 79,759 shares of preferred stock in exchange for $53,449 of accrued interest due to a related party. The Company issued 425,000 shares of common stock to a consultant in exchange for services rendered in the amount of $17,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: March 26, 2007	By:	/s/ Phillip Hamilton
Phillip Hamilton
President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2007	By:	/s/ Adam DeBard
Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)