Form 10KSB
period 2007-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2007-08-22
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC.
(Exact name of Company as specified in its charter)

Nevada	95-4741485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Airport Drive, Chowchilla, California 93610
(Address of principal executive offices) (Zip Code)

Company's telephone number: (559) 665-5800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The aggregate market value of the voting stock held by non-affiliates of the Company as of August 9, 2007, Common Stock, par value $0.001 per share was $1,821,332.  As of August 14, 2007, the Company had 167,209,211 shares of common stock issued and outstanding, of which 57,820,094 were held by non-affiliates.

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

ITEM 1. BUSINESS

Introduction

The Company is a Nevada company with a limited operating history.  In October 2006, the Company sold a subsidiary, MBS Construction, Inc. ("MBS") to Paragon Modular, Inc ("PMI") through a Stock Purchase Agreement ("Purchase Agreement"). As a result of the sale of the MBS business segment, the Company accounted for the segment as a discontinued operation.

The Company currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant and Global Modular, Inc., a sales, marketing and manufacturing of modular type structures.

The Company is engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings and was under contract to build multiple classrooms for several school districts in southern California.

Overview

The Company’s subsidiary, Global Modular, Inc. (“Global Modular”) is in the business of designing, manufacturing and marketing pre-fabricated, modular type structures.  Global Modular’s 100,000 square foot factory is located on sixteen acres adjacent to the municipal airport at Chowchilla, California.  The manufacturing facility has the capacity to produce approximately $50,000,000 of revenue per year. Its principal customer base during the current fiscal year will be educational (public and private schools, universities, etc.), child-care and municipality sectors.  Its product lines consist of a variety of relocatable (portable) classroom designs, and designs used specifically for permanent modular construction, i.e., complete schools, wing additions, etc.  Global Modular’s capabilities include single-story “slab-on-grade” construction, where a concrete slab is poured on site, which also serves as the floor. The structures are built in our factory and shipped to the site for installation on the concrete slab. The modular division has secured rights to state-of-the-art two-story designs owned by Aurora Modular Industries, Inc. All of Global Modulars’ portable/modular structures are engineered and constructed in accordance with pre-approved building plans, commonly referred to as “P.C.’s” or “pre-checked” plans that conform to structural and seismic safety specifications administered by the California Department of State Architects (DSA).  The DSA regulates all California school construction on public real estate and the DSA’s standards are considered to be more rigorous than the standards that typically regulate other classes of commercial portable structures.

Global Modular was recently awarded a contract with a Southern California School District with a “piggyback clause”.  The California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a “piggyback contract” issued by the originating school district.  This process saves school districts valuable time and resources from the necessity of soliciting bids.  A modular vendor who possesses a “piggybackable contract” containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract.

The Company was issued a Manufacturer’s License by the California Department of Housing (DOH) on July 13, 2006.  This opens up a new market comprising of retail, industrial and institutional (including educational institutions that reside on private property).  This sector adheres to building designs and specifications administered by the Department of Housing (DOH).  However, there has not been any DOH buildings produced as of April 30, 2007 and there is none currently scheduled.

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

The Company’s subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two-story designs.  The two-story design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students.  The two-story design is fully equipped with easy access to the second story by stairs and balcony along with a hydraulic elevator to accommodate handicap students, teachers and visitors.  School districts continue to turn to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender.  Since the acquisition of Aurora Modular Industries intellectual property; the promotion of single-story slab-on-grade and two-story designs will be the main focus of our sales team during the next several years.  Global Modular now possesses adequate DSA approved designs that can meet virtually any type configuration and aesthetic alternatives a school district may desire.

During the remainder of 2007, Global Modular will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities.  Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful.  In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2007 and into 2008.

Employees

As of April 30, 2007 the Company had 100 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

ITEM 2. PROPERTIES

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property.  The Company renewed the lease in February 2007 at a rate of $24,021 per month with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not any matters that were submitted during the fourth quarter of the 2006-2007 fiscal year end to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2007

	HIGH	LOW

Quarter Ended April 30, 2007	.02	.02
Quarter Ended January 31, 2007	.03	.03
Quarter Ended October 31, 2006	.08	.07
Quarter Ended July 31, 2006	.06	.06

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2006

	HIGH	LOW

Quarter Ended April 30, 2006	.08	.07
Quarter Ended January 31, 2006	.07	.07
Quarter Ended October 31, 2005	.09	.08
Quarter Ended July 31, 2005	.11	.11

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

In fiscal 2006 and 2007, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Inventories

We value our inventories, which consists of raw materials, work in progress, finished goods, at the lower of cost or market.  Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight.  The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2007 we determined a reserve was not required against our account receivables.

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

Comparison of Years Ended April 30, 2007 and 2006 Revenues

The Company's total revenues were $6,639,359 for the year ended April 30, 2007 compared to $13,862,494 for the same time period in 2006, a decrease of $7,223,135 or approximately 52%.    The Company made a decision to reduce manufacturing production to a minimum during the fiscal year 2007 until all of the site construction projects that were managed by MBS Construction were 100% complete.  MBS Construction was sold in October 31, 2006 and Global Modular assumed the responsibility of completing the site construction projects.  This management task took Global Modular approximately five months to complete.

Gross Profit

For the year ended April 30, 2007, the Company's gross profit margin was $1,011,246, approximately 15.2% as compared to $4,636,088, approximately 33.4% for the year ended April 30, 2006.  During the year ended April 30, 2007, the Company identified and marked down several groups of raw materials left over from special ordered buildings, which can not be used in the Company’s standard buildings, together with raw materials that can only be used in MBS construction designs, as the utility of the underlying inventories was deemed to be impaired. The Company recorded inventory impairment charges in the amount of $850,000 during the year ended April 30, 2007, which reduced the gross profit by the corresponding amount. The Impairment of inventories loss represents approximately 12.8% of the reduction in the gross profit margin for the year ended April 30, 2007.

Operating and Other Expenses

The Company's general and administrative expenses for the year ended April 30, 2007 was $ 1,963,798 compared to $2,420,434 for the same period in 2006, a decrease of $456,636. This decrease is mainly attributable to the general and administrative costs in connection with the decreased sales and operations of Global Modular.  Also the general and administrative costs reduced with the sale of MBS Construction in October 2006.

The Company's interest expenses, net, for the year ended April 30, 2007 was $446,137 compared to $472,375 for the same period in 2006, a decrease of $26,238. The change is due to the Company's decreased need for borrowings with production reduced during the year ended April 30, 2007.

Liquidity and Capital Resources

The Company incurred a net loss of $1,343,778 for the year ended April 30, 2007. We generated a positive cash flow of $1,569,034 from operating activities. Cash flows used in investing activities was $627,865 during this period. Cash flow used for financing activities during the year was $1,141,700, primarily paying off the line of credit during fiscal year ended April 30, 2007.

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity form operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect, on our business, results of operations, liquidity and financial condition.

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

As of April 30, 2007, revenues to be recognized under construction contracts were approximately $8,000,000.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Business Concentration

During the year ended April 30, 2007, the Company recognized approximately $3,126,257 or 47% of its revenues from sales of its products to four (4) customers. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

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

If We Are Unable To Manage Future Growth, Our Business May Be Negatively Affected

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

We May Face Strong Competition From Larger, Established Companies

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

Our Success Depends In Large Part On Our Ability To Attract And Retain Key Employees And Management

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

Our Results Of Operations May Highly Fluctuate From Quarter To Quarter As We Continue To Grow, Therefore You Cannot Use These Results To Predict How We May Perform In The Future

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

Limited Operating History; Anticipated Losses; Uncertainty Of Future Results

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

Potential Fluctuations In Annual Operating Results

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

Limited Public Market, Possible Volatility Of Share Price

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of August 9, 2007, there were approximately 167,209,212 shares of common stock outstanding, of which approximately 85,671,086 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Risks Associated With Acquisitions

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

Risk Of Penny Stock

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
APRIL 30, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

RBSM, LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., and its subsidiaries (the “Company”) as of April 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ RBSM, LLP
RBSM, LLP
Certified Public Accountants
McLean, Virginia
August 14, 2007

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
APRIL 30, 2007

ASSETS:
Current assets:
Cash and cash equivalents	$356,569
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2007	682,363
Inventories (Note C)	2,973,540
Advance to employees	1,745
Prepaid expenses	87,057
Total current assets	4,101,274

Property, plant and equipment (Note D):
Property, plant and equipment, at cost	3,081,437
Less: accumulated depreciation	(1,033,801)
Total property, plant and equipment, net	2,047,636

Other assets:
Deposit and other assets	190,443
Non-current deferred tax asset (Note M)	96,000
Intangible assets, net of accumulated amortization of $196,299 at April 30, 2007 (Note B)	1,005,590
Total other assets	1,292,033

Total Assets	$7,440,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)	$1,183,865
Notes payable to related parties, current portion (Note H)	251,500
Notes payable, current portion (Note H)	846,527
Total current liabilities	2,281,892

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note H)	227,330
Notes payable to related parties, long-term portion (Note H)	588,815
Total long-term liabilities	816,145

Commitment and contingencies (Note O)	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 413,092 shares issued and outstanding at April 30, 2007 (Note J)	413
Common stock, par value $ .001 per share; 400,000,000 shares authorized;167,209,212 shares issued and outstanding at April 30, 2007 (Note J)	167,208
Additional paid-in capital	6,413,438
Preferred stock subscription (Note J)	733,374
Common stock subscription (Note J)	916,600
Treasury stock (Note J)	(50)
Accumulated deficit	(3,888,077)
Total stockholders' equity	4,342,906

Total liabilities and stockholders' equity	$7,440,943

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

	2007	2006
Revenues	$6,639,359	$13,862,494
Impairment of inventories (Note C)	850,000	-
Cost of goods sold	4,778,114	9,226,406
Gross profit	1,011,246	4,636,088

Operating expenses:
Selling, general and administrative expenses	1,963,798	2,420,434
Depreciation and amortization (Notes B and D)	318,031	280,722
Total operating expense	2,281,829	2,701,156

Income (loss) from operations	(1,270,584)	1,934,932

Other income (expense):
Interest (expense), net	(446,137)	(472,375)

Income (loss) before provision for income taxes and discontinued operations	(1,716,721)	1,462,557

Income taxes benefit (provision)	74,200	(800)

Income (loss) from continuing operations before discontinued operations	(1,642,521)	1,461,757

Loss from discontinued operations (Note E)	(29,543)	(865,074)
Gain from disposal of discontinued operations (Note E)	328,286	-
Net income (loss)	$(1,343,778)	$596,683

Earnings (losses) per common share (Note N):
Basic	$(0.00)	$0.00
Continuing operations	$(0.00)	$0.00
Discontinued operations	$(0.00)	$0.00
Diluted and assuming diluted	$(0.00)	$0.00
Continuing operations	$(0.00)	$0.00
Discontinued operations	$(0.00)	$0.00
Weighted average shares outstanding for computation:
Basic	159,402,649	145,006,288
Diluted and assuming diluted	159,402,649	154,722,958

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2007

	Preferred Shares	Stock Amount	Preferred Stock Subscription	Common Shares	Stock Amount	Additional Paid in Capital	Treasury Stock	Common Stock Subscription	Accumulated Deficit	Total
Balance at May 1, 2006	666,667	$667	$733,374	138,615,314	$138,615	$4,527,475	$(50)	$1,679,100	$(3,140,982)	$3,938,199
Common stock issued in exchange for cash	-	-	-	611,112	611	49,389	-	-	-	50,000
Common stock issued in exchange for services rendered	-	-	-	1,113,909	1,113	76,410	-	-	-	77,523
Common stock issued in exchange for conversion of Note Payable	-	-	-	7,857,143	7,857	392,143		-	-	400,000
Shares issued in exchange for common stock subscribed	-	-	-	1,250,000	1,250	111,250		(112,500)	-	-
Common Stock Subscription	-	-	-	-	-	-	-	30,339	-	30,339
Beneficial conversion feature of notes payable (Note H)	-	-	-	-	-	166,667	-	-	-	166,667
Net income	-	-	-	-	-	-	-	-	596,683	596,683
Balance at April 30, 2006	666,666	$667	$733,374	149,447,478	$149,446	$5,323,334	$(50)	$1,596,939	$(2,544,299)	$5,259,411
Common stock issued in exchange for services rendered	-	-	-	4,328,956	4,330	169,495	-	-	-	173,825
Common stock issued in exchange for stock subscribed	-	-	-	9,444,444	9,444	840,556	-	(850,000)	-	-
Common stock issued in exchange for stock subscribed	-	-	-	655,000	655	29,684	-	(30,339)	-	-
Common stock subscribed in exchange for notes payable	-	-	-	-	-	-	-	200,000	-	200,000
Common stock issued in exchange for preferred stock	(333,333)	(333)	-	3,333,333	3,333	(3,000)	-	-	-	-
Preferred stock issued in exchange for accrued interest	79,759	79	-	-	-	53,369	-	-	-	53,448
Net loss	-	-	-	-	-	-	-	-	(1,343,778)	(1,343,778)
Balance at April 30, 2007	413,092	$413	$733,374	167,209,211	$167,208	$6,413,438	$(50)	$916,600	$(3,888,077)	$4,342,906

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,343,778)	$596,683
Add (deduct):
Loss from discontinued operations	29,543	865,074
Gain from disposal of discontinued operations	(328,286)	-
Income (loss) from continuing operations	(1,642,521)	1,461,757
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Loss from impairment of inventory (Note C)	850,000	-
Deferred taxes (Note M)	(75,000)	-
Depreciation and amortization (Note B and D)	318,031	280,722
Common stock issued in exchange for services rendered (Note J)	170,825	61,053
Common stock issued to employees for compensation (Note J)	3,000	16,470
Write-off of advances to employees	-	29,000
Amortization of debt discount	80,846	58,984
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	2,294,079	(1,491,758)
(Increase) in inventory	(758,786)	(644,040)
(Increase) in prepaid expense and others	(164,798)	(25,276)
(Increase)/decrease in employee advances	(1,745)	5,912
Increase) in accounts payable and accrued expenses	417,021	105,350
(Decrease) in deferred revenue	-	(71,228)
Net cash provided by (used in) continued operations	1,490,952	(213,054)
Net cash provided by (used in) discontinued operations	78,082	(590,408)
Net cash provided by (used in) operating activities:	1,569,034	(803,462)

Cash flows from investing activities:
Cash received in connection with disposition of MBS (Note E)	1,000	-
Capital expenditure, net	(628,865)	(436,216)
Net cash (used in) investing activities	(627,865)	(436,216)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note J)	-	80,339
Proceeds from (repayments of) notes payable, net	(1,252,700)	1,278,857
Proceeds from note payable to related parties, net of repayments	111,000	(8,500)
Net cash provided by (used in) financing activities	(1,141,700)	1 350,696

Net increase (decrease) in cash and cash equivalents	(200,531)	111,018
Cash and cash equivalents at beginning of year	557,100	446,082
Cash and cash equivalents at end of year	$356,569	$557,100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$247,331	$364,821
Cash paid during the period for income taxes	800	800
Common stock issued for services	170,825	61,053
Common stock issued to employees for compensation	3,000	16,470
Common stock subscribed in exchange for conversion of note payable	200,000	-
Common stock issued in exchange for debt	-	400,000
Preferred Stock issued in exchange for accrued interest	53,449	-
Beneficial conversion feature of notes payable, convertible portion	-	166,667
Amortization and write off of debt discount – beneficial conversion feature	80,846	58,984

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. (“Lutrex”) and Global Modular, Inc. (“Global Modular”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company sold its MBS subsidiary in October 2006. The MBS business segment is accounted for as discontinued operations, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business and information relating to the sale of this subsidiary are further described in Note E.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  There were no deferred revenues at April 30, 2007.  SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

In fiscal 2006 and 2007, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  Advertising costs as of April 30, 2007 and 2006 are $5,270 and $5,942 respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.”  Under SFAS 2, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred no expenditures on research and product development for the year ended April 30, 2007 and 2006.

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

The Company has no awards of stock-based employee compensation issued and outstanding at April 30, 2007.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at April 30, 2007.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE B- ACQUISITION OF INTANGIBLE ASSETS (Continued)

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of April 30, 2007.

Total identifiable intangible assets acquired and their carrying value at April 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$851,889	$(196,299)	$655,590	$-	10.0
Total Amortized Identifiable Intangible Assets	851,889	(196,299)	655,590	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,201,889	$(196,299)	$1,005,590	$350,000	10.0

Total amortization expense charged to operations for the year ended April 30, 2007 and 2006 were $81,564 and $70,578, respectively.  The Company wrote off accumulated amortization in the amount of $16,219 in connection with disposition of MBS (Note E) during the year ended April 30, 2007.

Estimated amortization expense as of April 30, 2007 is as follows:

2008	$85,185
2009	85,185
2010	85,185
2011	85,185
2012 and after	314,850
Total	$655,590

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  Components of inventories as of April 30, 2007 are as follows:

Finished Goods	$273,882
Work in Progress	651,047
Raw Materials	2,048,611
$2,973,540

The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

During the year ended April 30, 2007, the Company identified and marked down several groups of raw materials left over from special ordered buildings, which can not be used in the Company’s standard buildings, together with raw materials that can only be used in MBS construction designs (Note E), as the utility of the underlying inventories was deemed to be impaired. The Company recorded inventory impairment charges in the amount of $850,000 during the year ended April 30, 2007, which reduced the gross profit by the corresponding amount.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at April 30, 2007 consists of the following:

Plant Equipment	$2,106,816
Furniture and Fixture	2,933
Building and Leasehold Improvement	971,688
Total	3,081,437
Accumulated Depreciation	(1,033,801)
$2,047,636

Depreciation expense included as a charge to income amounted to $236,467 and $218,061 for the year ended April 30, 2007 and 2006, respectively. The Company wrote off accumulated depreciation in the amount of $5,443 in connection with disposition of MBS (Note E) during the year ended April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE E - DIVESTITURES AND DISCONTINUED OPERATIONS

In October 2006, the Company sold one of its subsidiaries, MBS Construction, Inc. ("MBS") to Paragon Modular, Inc ("PMI") through a Stock Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, PMI acquired certain assets and assumed certain liabilities of MBS and agreed to pay $1,000 in cash. As a result of the sale of the MBS business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all period presented have been restated to reflect discontinued operations accounting.

The following summarizes the disposition of the MBS business segment:

Cash consideration	$1,000
Debts assumed by PMI	372,819
Net assets disposed of	(45,533)

Net gain on disposal of MBS	$328,286

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the year ended April 30, 2007 and 2006 were:
	2007	2006

Revenues	$-	$1,058,518
Costs and Expenses	29,543	1,923,592

Net loss before tax	(29,543)	(865,074)
Income tax provision (benefit)	-	-

Net loss	(29,543)	(865,074)

Net gain on sale of MBS, before tax	328,286	-
Income tax provision (benefit)	-	-

Gain on sale, net of tax	328,286	-

Gain (loss) on discontinued operations,
net of tax	$298,743	$(865,074)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2007 are as follows:

Accounts payable	$669,722
Accrued interest	69,203
Accrued Sales Tax	36,146
Accrued Property taxes	62,475
Accrued payroll and payroll taxes	122,303
Other accrued expenses	224,016
Total	$1,183,865

NOTE G - ECONOMIC DEPENDENCY

During the year ended April 30, 2007, approximately $3,126,257, or 47%, of total revenues were derived from four (4) major customers and $438,288 (64%) of the total accounts receivable at April 30, 2007 were due from four (4) major customers.

During the year ended April 30, 2006, approximately $9,516,531, or 68%, of total revenues were derived from five (5) major customers and $2,727,988  (88%) of the total  accounts  receivable  at April  30,  2006  were  due  from two (2)  major customers.

NOTE H – NOTES PAYABLE

A summary of notes payable at April 30, 2007 is as follows:

Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company's preferred stock. (a)	$389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2007. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. This note was extended to May 15, 2008 subsequent to the date of financial statement. (a)	78,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009 (Note I).	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005, maturity extended to August 31, 2007 Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a).	6,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE H – NOTES PAYABLE (Continued)

(Continued)

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 2007. Noteholder has the option to convert the principal balance of the loan to the Company's preferred stock. (a)	56,000

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	23,720

Note payable in 4 monthly installments beginning April 1, 2007, unsecured; maturity date July 1, 2007. This note was extended to January 31, 2008 subsequent to the date of financial statement.	31,447

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006; maturity date extended to January 31, 2008 .	111,000

Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 31, 2005, secured by company stock; maturity date is January 31, 2007. The Company is currently in default of the terms of the Note Agreement (b)	15,743

Note Payable in monthly installments beginning December 14, 2006 with interest at 8% per annum, unsecured, maturity date is April 30, 2008	28,000

Note payable in 12 installments beginning April 15, 2006 with interest at 9% per annum, unsecured, maturity date is March 15, 2007	6,327

Note Payable in 24 monthly installments beginning January 28, 2007, interest only first six months at 7.5 % per annum, unsecured, maturity is December 27, 2008	40,000

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	227,330

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007. Maximum borrowing capacity of $3,000,000.	701,290
1,914,172
Less: current portion	(1,098,027)
Total - notes payable – long term	$816,145

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE H – NOTES PAYABLE (Continued)

 (b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005.  The Company was in default under the terms of the note agreement.  On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”).  Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005.  The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note.  If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties.  The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. In January 2007, the Company entered into a Forbearance Agreement with the noteholder. Pursuant to the agreement, noteholder agreed to forbear with respect to taking foreclosure action against the collateral shares for a period of 45 calendar days from the date of the agreement. However, such forbearance period is not to be constructed as extending the due date of the note which the Company remains in default during such 45-day period.  The noteholder agreed to extend the maturity date of the note to 30 days from March 19, 2007. As of April 30, 2007, the Company was in default with the terms of the Updated Note Agreement.

(c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares have not been issued as of April 30, 2007 and the Company has accounted for the shares to be issued as common stock subscription payable. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $80,846 and $13,151 for the year ended April 30, 2007 and 2006, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

In addition to convertible notes payable to related parties described in Note H, two of the Company’s shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank on behalf of the Company in April 2004.  The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note H), and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due.  The Company has accounted $300,000 of preferred stock subscription at April 30, 2004.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE J – CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares.  On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share.  As of April 30, 2007 and 2006, the Company has issued and outstanding 413,092 and 666,667 shares of preferred stock, respectively.  The Company has 167,209,212 and 149,447,478 shares of common stock issued and outstanding at April 30, 2007 and 2006, respectively.  The Company had 50,000 shares of treasury stock at April 30, 2007 and 2006.

During the year ended April 30, 2006, the Company issued a total of 611,112 shares of common stock in exchange  for $50,000 of cash, net of costs and fees. The Company issued an aggregate of 878,614 shares of common stock to consultants in exchange for services in the amount of $61,053.  All  valuations  of common stock  issued for services  were based upon the value of the services  rendered, which did not  differ  materially  from the fair value of the  Company's  common stock  during the period the  services  were  rendered.  The Company also issued 235,295 shares of common stock valued at $16,470 to an employee for a signing bonus after meeting the one year employment requirement.

During the year  ended  April 30,  2006,  the  Company  issued an  aggregate  of 7,857,143 shares of common stock to a Lender in exchange for conversion of notes payable in the amount of $400,000. In March 2006, the Company  entered into a stock  subscription  agreement  with two  investors  for an  aggregate of 655,000 shares of common stock  subscribed.  The Company received gross proceeds of $30,339, however the common stock has not been issued as of April 30, 2006. The Company has accounted for the proceeds received as common stock subscription payable at April 30, 2006.

During the year ended April 30, 2007, the Company issued 4,228,956 shares of common stock to consultants in exchange for $170,825 of services fees and 100,000 shares of common stock valued at $3,000 per the terms of an employment contact. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued 9,444,444 shares of its commons stock, valued at $850,000 to a shareholder. These shares were accounted for in the prior year ending April 30, 2006, as common stock subscription payable. The Company also issued an aggregate of 655,000 shares of common stock in exchange for $30,339 of common stock subscribed during the year ended April 30, 2006.  Additionally, during the year ended April 30, 2007, a lender converted $200,000 of promissory note for 2,353,356 shares of common stock (Note H), which have not been issued as of April 30, 2007. The Company has accounted for the proceeds received as common stock subscription payable at April 30, 2007.

During the year ended April 30, 2007, at the request of a preferred stock shareholder the Company retired 333,333 shares of preferred stock in exchange for the Company issuing 3,333,333 shares of common stock. The Company also issued 79,759 shares of preferred stock, valued at $53,449 in lieu of payment for accrued interest due on promissory notes issued by the Company.

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options outstanding at April 30, 2007.

NOTE L – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	5,500,000	$1.40
Granted	-	-
Exercised	-	-
Canceled or expired	(1,500,000)	5,00
Outstanding at April 30, 2006	4,000,000	$0.05
Granted	-	-
Exercised	-	-
Canceled or expired	(4,000,000)	0.05
Outstanding at April 30, 2007	-	$-

During the year ended April 30, 2007 and 2006, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the year ended April 30, 2007 and 2006. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	750,000	0.83	$0.03	750,000	$0.03
	750,000	0.83		750,000	$0.03

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE L – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	1,500,000	$0.03
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at April 30, 2006	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	(750,000)	$0.03
Outstanding at April 30, 2007	750,000	$0.03

The Company granted 1,500,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS Construction, Inc. The warrants granted have an original expiration date on January 31, 2005, 750,000 of the warrants were extended to and expired on July 31, 2006, the remaining 750,000 warrants were extended to April 30, 2007.

The Company granted 750,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003.  The warrants granted have an original expiration date on January 31, 2004, 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to February 28, 2008.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $2,830,413, which will expire beginning in 2024, and a Federal net operating loss carryforward of $2,830,413, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2007, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $444,401 at April 30, 2007. The net change in the valuation allowance from April 30, 2006 was a decrease of $120,000. The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. . Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE M - INCOME TAXES (Continued)

The income tax provision (benefit) for the years ended April 30, 2007 and 2006 consists of the following:

	2007	2006
Continuing Operations
Current
Federal	$--	$--
State	800	800
	800	800
Deferred
Federal	(69,000)	--
State	(16,000)	--
	(85,000)	--

	$(84,200)	$800
Discontinued Operations
Federal	10,000	--
State	--	--
	10,000	--

Total	$(74,200)	$800

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	2007	2006

Computed “expected” income tax expense at approximately 34%	$(470,000)	$203,000

Increase (decrease) in NOL carryforwards	444,000	(202,200)

Discretionary change in valuation allowances of deferred income taxes	(48,000)	--
Various other	(200)	--
	$(74,200)	$800

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE M - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of April 30, 2007 are as follows:

Deferred tax assets:
Federal and state net operating loss	$1,132,000
Allowance and accruals not recognized for income tax purposes	-
Total gross deferred tax assets	1,132,000
Less : Valuation allowance	(954,000)
Net deferred tax assets	$178,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(80,000)
Deferred state tax liability	(2,000)
Total net deferred tax liabilities	$(82,000)

These amounts have been presented in the consolidated balance sheets as follows:

April 30, 2007
Current deferred tax asset	$-
Non current deferred tax asset	96,000
Non current deferred tax liability	-
Total net deferred tax asset	$96,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE N - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year.  The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2007	2006
Net income (loss) available to common stockholders	$(1,343,778)	$596,683
Earnings (losses) per share:
Basic	$(0.00)	$0.00
Continuing operations	$(0.00)	$0.00
Discontinued operations	$(0.00)	$0.00
Diluted and assuming diluted	$(0.00)	$0.00
Continuing operations	$(0.00)	$0.00
Discontinued operations	$(0.00)	$0.00
Weighted average number of common shares outstanding for computation:
Basic	159,402,649	145,006,288
Diluted and assuming diluted	159,402,649	154,722,958

For the years ended April 30, 2007, 36,863,389 potential shares were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE O - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Lease Agreement

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California.  The Company renewed the lease in February 2007, at a rate of $24,021 per month with moderate increases for each year thereafter. Commitments for minimum rentals under non cancelable leases at April 30, 2007 are as follows:

Fiscal Year	Amount
2008	$288,252
Total	$288,252

Rental expenses charged to operations for the year ended April 30, 2007 and 2006 are $211,619 and $204,192, respectively.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Officers and Directors

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

Phil Hamilton, President/Chairman

Phillip Hamilton, age 60 has over thirty years entrepreneurial and senior management experience in the manufacturing business.  From February 2003 to current, Mr. Hamilton has been the CEO/ Chairman of the Company.  As the CEO, he has directed the marketing, sales and administrative activities of the Company.

From 1996 to January 2003, Mr. Hamilton was a consultant to Top Line Building Products.  Top Line Building Products is a truss manufacturing plants with annual revenues of approximately $8,000,000, which provides its products to major homebuilders in Northern California. As the CEO, Mr. Hamilton has directed the marketing, sales and production activities of the company, as well as re-designing the original truss plant into a modern state of the arts manufacturing plant with new production stations.

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

Mr. Hamilton attended Pacific Union Colad lege taking courses in Business Administration.

Adam Debard, Secretary/Treasurer/Director

Adam N. DeBard, age 40, has over sixteen years of experience in the manufacturing and technology business sectors.  From February 2003 to current, Mr. DeBard has been the Secretary/Treasurer of the Company and the President/Treasurer of Global Modular, Inc.  He is responsible for the cash management and accounting functions of both companies.

From January 2001 to January 2003, Mr. DeBard was the Chief Information Officer- Top Line Building Products.  As the CIO, Mr. DeBard was responsible for the design, implementation and management of a corporate wide computer network, as well as preparation of production analysis reports for senior management and equipment leases and acquisitions.

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

 (b) Compliance with Section 16(a) of the Exchange Act

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2007 and prior.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Phil Hamilton, President	2007	85,616	10,000
	2006	85,616	37,500
	2005	85,616	0	0		0	0	0

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2007 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA	5,000,000	2.99%

Common Stock	Adam Debard(1), 1200 Airport Drive, Chowchilla, CA	6,200,000	3.07%

Common Stock	Rebecca Manadic(3), 611 West Main Street, Merced, CA	31,775,000	19.00%

Common Stock	Shares of all directors and executive officers as a group (3 persons)	46,975,000	28.09%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past three years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

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

The Company issued notes payable totaling of $473,965 to a significant shareholder.  The Company granted the shareholder an option to convert a total of $400,000 of principal balance of the notes to the Company’s 2,666,666 shares of the preferred stock, and each share of the preferred stock is convertible to ten shares of the Company’s restricted common stock.  The shareholder has the option to convert the notes to the Company’s securities anytime within three years from the issuance of the notes.

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

* Previously filed.
** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		April 30, 2007	April 30, 2006

(i)	Audit Fees	$90,057	$89,370
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	--	--
(iv)	All Other Fees	2,800	--
	Total fees	$92,857	$89,370

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 22, 2007	By:	/s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	August 22, 2007
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	August 22, 2007
Adam Debard