Form 10QSB
period 2007-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2007-09-19
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2007

Commission file number: 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	95-4741485
(State of incorporation)	(IRS Employer Identification No.)

1200 Airport Drive, Chowchilla, CA	93610
(Address of principal executive offices)	(Zip Code)

(559) 665-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity,: 169,209,211  shares of Common Stock ($.001 par value) as of September  14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2007	April 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$14,903	$356,569
Accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2007 and April 30, 2007, respectively	2,174,260	682,363
Inventories	3,488,548	2,973,540
Advance to employees	18,063	1,745
Prepaid expenses	57,867	87,057
Total current assets	5,753,641	$4,101,274

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437	3,081,437
Less: Accumulated depreciation	(1,092,215)	(1,033,801)
Total property, plant and equipment, net	1,989,222	2,047,636

Other assets:
Deposit and others	189,903	190,443
Non Current deferred tax asset (Note H)	96,000	96,000
Intangible assets net of accumulated amortization of $218,266 and $196,299 at July 31, 2007 and April 30, 2007, respectively (Note F)	1,010,473	1,005,590
Total other assets	1,296,376	1,292,033

Total Assets	$9,039,239	$7,440,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,388,995	$1,183,865
Notes payable to related parties, current portion (Note B)	251,500	251,500
Notes payable, current portion (Note B)	1,428,183	846,527
Total current liabilities	3,068,678	2,281,892

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note B)	232,175	227,330
Notes payable to related parties, long-term portion (Note B)	588,815	588,815
Total long-term liabilities	820,990	816,145

Commitment and contingencies	-	-

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 413,092 shares issued and outstanding at July 31, 2007 and April 30, 2007 (Note C)	413	413
Common stock, par value $ .001 per share; 400,000,000 shares authorized; 169,209,211 and 167,209,211 shares issued and outstanding at July 31, 2007 and April 30, 2007, respectively (Note C)	169,209	167,208
Additional paid-in capital	6,429,438	6,413,438
Preferred stock subscription	733,374	733,374
Common stock subscription	1,653,881	916,600
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(3,836,694)	(3,888,077)
Total stockholders' equity	5,149,571	4,342,906

Total liabilities and stockholders' equity	$9,039,239	$7,440,943

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended July 31,
	2007	2006

Revenues	$2,589,400	$2,822,718
Cost of goods sold	1,958,537	1,876,265
Gross profit	630,863	946,453

Operating expenses:
Selling, general and administrative expenses	406,559	646,975
Depreciation and amortization	80,382	76,729
Total operating expense	486,941	723,704

Income from operations	143,922	222,749

Interest expense, net	(92,539)	(107,926)

Income from continuing operations before provision for income taxes and discontinued operations	51,383	114,823

Income taxes benefit (Note H)	-	147,200

Net income from continuing operations, before discontinued operations	51,383	262,023

Loss from discontinued operations (Note G)	-	(17,894)

Net income	$51,383	$244,129

Earnings (loss) per common share:
Basic	$0.00	$0.00
Continuing operations	$0.00	$0.00
Discontinued operations	$-	$(0.00)
Diluted	$0.00	$0.00
Continuing operations	$0.00	$0.00
Discontinued operations	$-	$(0.00)
Weighted average shares outstanding:
Basic	167,230,950	150,619,634
Diluted	204,094,340	158,857,732

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$51,383	$244,129
Loss from discontinued operations	-	17,894
Income from continuing operations	51,383	262,023

Adjustment to reconcile net income to net cash from operations:
Depreciation and amortization	80,382	76,729
Common stock issued in exchange for services rendered	18,000	3,889
Amortization of debt discount	4,845	8,128
Deferred taxes	-	(148,000)
Common stock subscribed in exchange for rent expenses	87,282	-
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(1,491,897)	985,488
Increase in inventory	(515,008)	(992,629)
Decrease in prepaid expense and others	29,730	57,053
Increase in employee advances	(16,318)	(23,125)
Increase in accounts payable and accrued liabilities	225,129	447,964
Net cash provided by (used in) operating activities:	(1,526,472)	677,520
Net cash provided by discontinued operations	-	4,927
Net cash provided by (used in) operating activities	(1,526,472)	682,447

Cash flows from investing activities:
Capital expenditure	(26,850)	(50,222)
Net cash used in investing activities	(26,850)	(50,222)

Cash flows from financing activities:
Proceeds from common stock subscription, net of costs and fees	630,000	-
Proceeds from (repayments of) notes payable, net	581,656	(767,066)
Repayments of payable to related parties, net	-	(20,000)
Net cash provided by (used in) financing activities	1,211,656	(787,066)

Net decrease in cash and cash equivalents	(341,666)	(154,841)
Cash and cash equivalents at beginning of period	356,569	557,100
Cash and cash equivalents at end of period	$14,903	$402,259

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$55,271	$85,893
Cash paid during the period for income taxes	-	-
Common stock issued to consultants for services rendered	18,000	3,889
Common stock subscribed in exchange for rent expenses	87,282	-
Common stock subscribed in exchange for accrued interest	20,000	-
Amortization of beneficial conversion feature of convertible notes	4,845	8,128

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ended April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. (“Lutrex”), Global Modular, Inc. ("Global Modular "), and and MBS  Construction,  Inc.  ("MBS").  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  There were no deferred revenues at July 31, 2007.  SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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
July 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In fiscal 2007 and the first quarter of fiscal 2008, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE

A summary of notes payable at July 31, 2007 and April 30, 2007 is as follows:

	July 31, 2007	April 30, 2007

Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company's preferred stock. (a)	$389,465	389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2008. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a)	78,500	78,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009 (Note I).	199,350	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005, maturity extended to August 31, 2007 Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a).	6,000	6,000

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 2007. Noteholder has the option to convert the principal balance of the loan to the Company's preferred stock. (a)	56,000	56,000

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	22,547	23,720

Note payable in 4 monthly installments beginning April 1, 2007, unsecured; maturity date July 1, 2007. This note was paid in full as of July 31, 2007.	-	31,447

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006; maturity date extended to January 31, 2008 .	111,000	111,000

Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 31, 2005, secured by company stock; maturity date was March 19, 2007. The Company paid in full as of July 31, 2007 . (b)	-	15,743

Note Payable, interest only monthly beginning December 14, 2006 at 8% per annum, unsecured, maturity date is April 30, 2008	28,000	28,000

Note payable in 12 installments beginning April 15, 2006 with interest at 9% per annum, unsecured, maturity date is March 15, 2007. paid in full as of July 31, 2007	-	6,327

Note Payable in 24 monthly installments beginning January 28, 2007, interest only first six months at 7.5 % per annum, unsecured, maturity is December 2008	40,000	40,000

Note Payable with monthly interest only payment at 8% per annum beginning July 23, 2007, unsecured, maturity is July 31, 2009	35,000	--

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

Note Payable with monthly interest only payments at 8% per annum beginning July 14, 2007,unsecured, maturity is January 31, 2008.	40,000	--

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	232,175	227,330

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; balance due for the term note was $187,500 and $250,000 at July 31, 2007 and April 30,2007 respectively, balance due for the revolver was $1,075,136 and $451,290 at July 31, 2007 and April 30, 2007 respectively. Interest rate is at 1.75% and 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher for the revolver and term note, respectively. The maturity dates are November 1, 2007 and April 8, 2008 for the revolver and term note, respectively. The revolver has a maximum borrowing capacity of $3,000,000 .
	1,262,636	701,290
	2,500,673	1,914,172
Less: current portion	(1,679,683)	(1,098,027)
Total - notes payable – long term	$820,990	816,145

(a) The Company granted the noteholder an option to convert a total of $400,000 of principal balance of the notes to the Company’s 2,666,666 shares of preferred stock, and each share of the preferred stock is convertible to ten shares of the Company’s restricted common stock.  The noteholder has the option to convert the notes to the Company’s securities anytime within three years from the issuance of the notes.  The option was extended to April 30, 2009.  The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14").  Proceeds from the issuance of notes payable with equity securities are allocated between the debt and the securities based on their relative fair values. The fair value of the company’s restricted common stock at the time the conversion option was granted approximated the value of the debt if converted. Accordingly, there was no beneficial conversion feature in connection with the convertible notes payable.

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005.  The Company was in default under the terms of the note agreement.  On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement (“Updated Agreement”).  Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005.  The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note.  If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties.  The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. In January 2007, the Company entered into a Forbearance Agreement with the noteholder. Pursuant to the agreement, noteholder agreed to forbear with respect to taking foreclosure action against the collateral shares for a period of 45 calendar days from the date of the agreement. However, such forbearance period is not to be constructed as extending the due date of the note which the Company remains in default during such 45-day period.  The noteholder agreed to extend the maturity date of the note to 30 days from March 19, 2007. As of April 30, 2007, the Company was in default with the terms of the Updated Note Agreement.  The note was paid in full on June 18, 2007.

(c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock . These shares have not been issued as of April 30, 2007 and the Company has accounted for the shares to be issued as common stock subscription payable during the year ended April 30, 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount attributed to the beneficial conversion feature amounted $4,845 and $8,128 for the three months ended July 31, 2007 and 2006, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE C – CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares.  On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share.  As of July 31, 2007 and April 30, 2007, the Company has issued and outstanding 413,092 shares of Series A preferred stock.  The Company has 169,209,211 and 167,209,211 shares of common stock issued and outstanding at July 31, 2007 and April 30, 2007, respectively.  The Company has 50,000 shares of treasury stock at July 31, 2007 and April 30, 2007.

During the three months period ended July 31, 2007, the Company issued 2,000,000 shares of common stock to a consultant in exchange for $18,000 of services fees.    All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company agreed to issue 5,819,200 shares of common stock in exchange for $87,282 of rent expenses. The Company received $630,000 of cash, net of costs and fees for 34,833,333 shares of common stock subscribed. In addition, the Company agreed to issue to a related party an aggregate of 1,000,000 shares of common stock in exchange for $20,000 of accrued interest in connection with  a promissory note. These shares have not been issued as of July 31, 2007, and the Company has accounted for the shares subscribed as common stock subscription at July 31, 2007.

NOTE D – STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	5,500,000	$1.40
Granted	-	-
Exercised	-	-
Canceled or expired	(1,500,000)	5,00
Outstanding at April 30, 2006	4,000,000	$0.05
Granted	-	-
Exercised	-	-
Canceled or expired	(4,000,000)	0.05
Outstanding at April 30, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at July 31, 2007	-	$-

During the three months ended July 31, 2007 and 2006, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the three months ended July 31, 2007 and 2006. All previously granted stock options expired as of April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE D – STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	750,000	0.58	$0.03	750,000	$0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	1,500,000	$0.03
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at April 30, 2006	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	(750,000)	0.03
Outstanding at April 30, 2007	750,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at July 31, 2007	750,000	$0.03

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

There are no employee stock options outstanding as of July 31, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
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

Total identifiable intangible assets acquired and their carrying value at July 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$878,739	$(218,266)	$660,473	$-	10.0
Total Amortized Identifiable Intangible Assets	878,739	$(218,266)	$660,473	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,228,739	$(218,266)	$1,010,473	$350,000

Total identifiable intangible assets acquired and their carrying value at April 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$851,889	$(196,299)	$655,590	$-	10.0
Total Amortized Identifiable Intangible Assets	851,889	$(196,299)	$655,590	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,201,889	$(196,299)	$1,005,590	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)
Total amortization expense charged to operations for the three months period ended July 31, 2007 and 2006 were $21,967 and $20,164, respectively.

Estimated amortization expense as of July 31, 2007 is as follows:

For the twelve months ended July 31,
2008	$87,864
2009	87,864
2010	87,864
2011	87,864
2012 and after	309,017

Total	$660,473

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated.  Operating results for the MBS discontinued operations for the three months ended July 31, 2007 and 2006 were:

	2007	2006

Revenues	$-	$-
Costs and Expenses	-	(17,894)

Net loss before tax	-	(17,894)
Income tax provision	-	-

Loss from discontinued operations, net of taxes	$-	$(17,894)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE H- INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $2,779,030, which will expire beginning in 2024, and a Federal net operating loss carryforward of $2,779,030, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through July 31, 2007, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 444,401 at July 31, 2007. The net change in the valuation allowance from April 30, 2007 was none.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the three months ended July 31, 2007 and 2006 consists of the following:

	2007	2006
Current
Federal	$--	$--
State	--	800
	--	800

Deferred
Federal	--	(117,000)
State	--	(31,000)
	--	(148,000)

Total	$--	$(147,200)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income before income taxes is as follows:

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006

Computed “expected” income tax expense at approximately 34%	$17,000	$33,000

Increase (decrease) in NOL carryforwards	(17,000)	(32,200)

Discretionary change in valuation allowances of deferred income taxes	--	(148,000)

	$--	$(147,200)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
July 31, 2007
(Unaudited)

NOTE H- INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of July 31, 207 and April 30, 2007 are as follows:

	July 31, 2007	April 30, 2007
Deferred tax assets:
Federal and state net operating loss	$1,112,000	$1,132,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	1,112,000	1,132,000
Less : Valuation allowance	(934,000)	(954,000)
Net deferred tax assets	$178,000	$178,000

Deferred tax liabilities:
Total gross deferred tax liabilities:
Depreciation and amortization, net	(80,000)	(80,000)
Deferred state tax liability	(2,000)	(2,000)
Total net deferred tax liabilities	$(82,000)	$(82,000)

These amounts have been presented in the consolidated balance sheets as follows:

	July 31, 2007	April 30, 2007
Current deferred tax asset	$-	$-
Non current deferred tax asset	96,000	96,000
Non current deferred tax liability	-	-
Total net deferred tax asset	$96,000	$96,000

NOTE I - RELATED PARTY TRANSACTIONS

In addition to convertible notes payable to related parties described in Note B, two of the Company’s shareholders repaid an aggregate of $499,350 of notes payable the Company due to bank on behalf of the Company in April 2004.  The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 (Note B), and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due.  The Company has accounted $300,000 of preferred stock subscription at April 30, 2004.

NOTE J - ECONOMIC DEPENDENCY

During the three months ended July 31, 2007, approximately $ 2,056,333, or 79%, of total revenues were derived from three major customers and $1,249,814 (or 57%) of the total accounts receivable at July 31, 2007 were due from two of these major customers.

During the three months ended July 31, 2006, approximately $1,690,889 or 60%, of total revenues were derived from three major customers and $ 1,533,074 (or 77%) of the total accounts receivable at July 31, 2006 were due from these three major customers.

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

DESCRIPTION OF COMPANY

The Company is a holding company that currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant, and Global Modular, Inc., a sales, marketing and manufacturing of modular type structures.

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

Global Modular also enjoys the benefit of providing educational customers with product contracted under a “piggyback clause”.  The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a “piggyback contract” issued by the originating school district.  This process saves school districts valuable time and resources from the necessity of soliciting bids.  A modular vendor who possesses a “piggybackable contract” containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract.  The piggyback contract includes all appropriate pricing parameters pertinent to Global’s “permanent modular construction” designs.  Global Modulars’ piggyback contract provides the flexibility to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

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

During the remainder of 2007, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities.  Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful.  In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2007 and into 2008.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2007 TO THE THREE MONTHS ENDED JULY 31, 2006

Results of Operations

Total revenues were $2,589,400 for the quarter ended July 31, 2007 as compared to $2,822,718 in the quarter ended July 31, 2006.  The decrease of $233,318 is attributed to production not being fully ramped up in the first month of the quarter.  Global completed all of the site work originally contracted to MBS Constructions in the year ended April 30, 2007.  This allowed Global to start ramping up manufacturing production and focusing on its core business. The Company will no longer pursue construction projects with heavy site work.

Cost of revenues was $1,958,537 and $1,876,265, respectively for the quarters ended July 31, 2007 and 2006.  Gross profit was $630,863 and $946,453, respectively for the quarters ended July 31, 2007 and 2006.. The cost of goods sold increased by $82,272 is attributed to Global gearing production back up during the quarter ended July 31, 2007, which reduced the profitability on the initial projects that were run through the plant.

Total operating expenses decreased to $486,941 in the quarter ended July 31, 2007 from $723,704 in the quarter ended July 31, 2006.  This decrease is mainly attributable to the general and administrative costs in connection with the decreased sales and operations of Global Modular.

Liquidity and Capital Resources

As of July, 2007, the Company had a working capital surplus of $2,684,963.  Net income was $51,383 for the three months ended July 31, 2007. The Company generated a negative cash flow from operations of $1,526,472 for the three-month period ended July 31, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's net income adjusted for depreciation and amortization of $80,382, common stock issued to consultants in exchange for services of $18,000, common stock subscribed in exchange for rent of $87,282, amortization of debt discount of $4,845, an increase in accounts receivable of $1,491,897 an increase in inventory of $515,008, an increase in employee advances of $16,318, a decrease in other assets of $29,730, and an increase in accounts payable and accrued liabilities of $225,129,

Cash flows used in investing activities for the three-month period ended July 31, 2007 consisted of the acquisition of $26,850 of architectural plans.

The Company funded operations during the three months ended July 31, 2007 by increasing debt to lenders by $581,656 and raised $ 630,000 of cash by common stock subscriptions, net of costs and fees.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123R.  In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

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

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with MultipleDeliverables, EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

In fiscal 2007 and 2008, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of July 31, 2007, we determined a reserve was not required against our account receivables.

Employees

As of July 31, 2007, the Company had 100 employees.  The Company anticipates that the number of employees will satisfy its production backlog during the next six months.  The Company does not expect to have any collective bargaining agreements covering any of its employees.

Properties

The Company’s principal executive offices are located at 1200 Airport Drive, Chowchilla California.  The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space.  The structure will be utilized by the Company’s executive management team, as well as housing the operating entities of Lutrex, MBS Construction and Global Modular.  The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $24,012 per month for the remaining of the current fiscal year with moderate increases for each year thereafter.  The Company believes that the current facilities are suitable for its current needs.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2007 Form 10-KSB  includes a detailed list of cautionary factors that may affect future results.  Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us.  That annual report can be accessed on EDGAR.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of September 14, 2007, there were approximately 169,209,211 shares of common stock outstanding, of which approximately 49,630,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3.     CONTROLS AND PROCEDURES

The Company’s management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated, as of July 31, 2007, the effectiveness of the design, maintenance and operation of the Company’s disclosure controls and procedures. Management determined that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations.

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

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2007, we issued 2,000,000 shares of common stock, valued at $18,000 to a consultant for services. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Global Diversified Industries, Inc.

Date: September 18, 2007	By:	/s/ Phillip Hamilton
Phillip Hamilton
President and Chief Executive Officer (Principal Executive Officer)

Date: September 18, 2007	By:	/s/ Adam DeBard
Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)