Form 10QSB
period 2007-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2007-12-26
CIK 1090461

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity,: 172,739,425 shares of Common Stock ($.001 par value) as of December 15, 2007.

Transitional small business disclosure format: Yes ☐ No ☒

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
October 31, 2007

ASSETS:
Current assets:

Cash and cash equivalents	$55,141
Accounts receivable, net of allowance for doubtful
accounts of $0 at October 31, 2007	1,628,885
Inventories	3,736,979
Advance to employees	10,303
Prepaid expenses and other	92,356

Total current assets	5,523,664

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437
Less: Accumulated depreciation	(1,150,631)

Total property, plant and equipment, net	1,930,806

Other assets:
Deposit and others	86,130
Non current deferred tax asset	96,000
Intangible assets, net of accumulated amortization
of $240,233at October 31, 2007 (Note F)	943,505

Total other assets	1,125,635

Total Assets	$8,580,105

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited) October 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,128,964

Notes payable to related parties,
current portion (Note B)	318,786
Notes payable, current portion, net of discount (Note B)	1,296,452
Total current liabilities	2,744,202

Long-term liabilities:
Notes payable, long term portion,
net of debt discount (Note B)	237,020
Notes payable to related parties,
long-term portion (Note B)	588,815
Total long-term liabilities	825,835

Commitment and contingencies	--

Stockholders' equity:
Series A Preferred stock, par value $.001
Per share; 10,000,000 shares authorized; 413,092
shares issued and outstanding at October 31, 2007 (Note C)	413

Common stock, par value $.001 per share;
400,000,000 shares authorized; 172,739,425 shares issued
and outstanding at October 31, 2007 (Note C)	172,739

Additional paid-in capital	6,625,908
Preferred stock subscription	733,374
Common stock subscription	1,453,882
Treasury stock (Note C)	(50)
Accumulated deficit	(3,976,198)
Total stockholders' equity	5,010,068

Total liabilities and stockholders' equity	$8,580,105

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31,
	2007	2006	2007	2006
Revenues	$2,326,166	$1,761,358	$4,915,566	$4,584,076
Cost of goods sold	2,077,156	1,700,993	4,035,693	3,577,258
Gross profit	249,010	60,365	879,873	1,006,818

Operating expenses:
Selling, general and administrative expenses	190,904	494,394	597,463	1,142,520
Depreciation and amortization	80,383	76,990	160,765	152,688
Total operating expense	271,287	571,384	758,228	1,295,208

Income (loss)from operations	(22,277)	(511,019)	121,645	(288,390)

Interest expense, net	(117,228)	(156,553)	(209,767)	(264,358)

Loss from continuing operations, before income taxes and discontinued operations	(139,505)	(667,572)	(88,122)	(552,748)

Provision for income taxes	--	32,000	--	179,200

Loss from continuing operations, before discontinued operations	(139,505)	(635,572)	(88,122)	(373,548)

Loss from discontinued operations	--	(11,649)	--	(29,543)
Gain from disposal of discontinued operations	--	328,286	--	328,286
Net (loss)	$(139,505)	$(318,935)	$(88,122)	$(74,805)

Earnings per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
Weighted average sharesoutstanding:
Basic	171,281,187	159,502,858	169,256,069	155,009,615
Diluted	204,078,787	167,952,861	202,053,669	163,459,619

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six months ended October 31,
	2007	2006
Cash flows from operating activities:
Net(loss)	$(88,122)	$(74,805)
Add (deduct):
Loss from discontinued operations	--	29,543
Gain from disposal of discontinued operation	--	(328,286)
Net loss from continuing operations	(88,122)	(373,548)

Adjustment to reconcile net loss to net cash provide by
(used in) operating activities:

Depreciation and amortization	160,765	153,719
Deferred Taxes	--	(180,000)
Common stock issued in exchange for services rendered	18,000	3,889
Amortization and write-off of debt discount	9,690	71,156
Common stock issued in exchange for rent	87,288	--

Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(946,522)	1,963,670
(Increase) in inventory	(763,439)	(911,155)
Decrease / (increase) in prepaid expense and others	99,014	(188,234)
(Increase) in employee advances	(8,558)	(61,073)
Increase in accounts payable and accrued liabilities	10,095	699,655
Net cash (used in) provided by continuing operations	(1,421,789)	1,178,079
Net cash provided by discontinued operations	--	25,243
Net cash (used in) provided by operating activities:	(1,421,789)	1,203,322

Cash flows from investing activities:
Cash receivable in connection with disposition of MBS (Note G)	-	(1,000)
Capital expenditure	(26,850)	(322,775)
Net cash (used in) investing activities	(26,850)	(323,775)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
net of costs and fees	630,000	--
Proceeds from (repayments of) notes payable, net	449,925	(1,159,984)
Repayments of payable to related parties, net	67,286	(20,000)
Net cash provided by(used in) financing activities	1,147,211	(1,179,984)

Net decrease in cash and cash equivalents	$(301,428)	$(300,437)
Cash and cash equivalents at beginning of period	356,569	557,100
Cash and cash equivalents at end of period	$55,141	$256,663

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$238,100	$159,257
Common stock issued for rent	87,288	--
Common stock issued to consultants for services rendered	18,000	3,889
Common stock issue for accrued interest	20,000
Amortization of beneficial conversion feature of convertible notes	9,690	71,156

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ended April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue Recognition

The Company recognizes revenues, except for several construction-type fixed-price contracts, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
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

In fiscal 2007, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for a school district. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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

The Company did not issue awards of stock-based employee compensation during the six-month period ended October 31, 2007. All previously issued stock based awards were vested at grant and charged to operations in prior periods.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)
NOTE B - NOTES PAYABLE

A summary of notes payable at October 31, 2007 and April 30, 2007 is as follows:
	October 31, 2007	April 30, 2007
Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was in November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company's preferred stock. (a)	$389,465	$389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2008. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a)	68,500	78,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009 (Note I).	199,350	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005, maturity extended to August 31, 2008 Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a).	6,000	6,000

Note payable to Company shareholders in monthly installments of interest only at 8% per annum; unsecured; maturity dated August 2007, which has been extended to August 2008. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a)	98,286	56,000

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	22,547	23,720

Note payable in 4 monthly installments beginning April 1, 2007, unsecured; maturity date July 1, 2007. This note was paid in full as of July 31, 2007.	-	31,447

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date is on January 31, 2006; maturity date extended to January 31, 2008 .	111,000	111,000

Note payable in 24 monthly installments beginning December 27, 2004, with interest at 8% per annum beginning January 31, 2005, secured by company stock; maturity date was March 19, 2007. The Company paid in full as of July 31, 2007 . (b)	-	15,743

Note Payable, interest only monthly beginning December 14, 2006 at 8% per annum, unsecured, maturity date is April 30, 2008	28,000	28,000

Note payable in 12 installments beginning April 15, 2006 with interest at 9% per annum, unsecured, maturity date is March 15, 2007. paid in full as of July 31, 2007	-	6,327

Note Payable in 24 monthly installments beginning January 28, 2007, interest only first six months at 7.5 % per annum, unsecured, maturity is December 2008	40,000	40,000

Note Payable with monthly interest only payment at 8% per annum beginning July 23, 2007, unsecured, maturity is July 31, 2009	35,000	-

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	237,020	227,330

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; balance due for the term note was $125,000 and $250,000 at October 31, 2007 and April 30,2007 respectively, balance due for the revolver was $1,080,905 and $451,290 at October 31, 2007 and April 30, 2007 respectively. Interest rate is at 1.75% and 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher for the revolver and term note, respectively. The maturity dates are November 1, 2007 and April 8, 2008 for the revolver and term note, respectively. The revolver has a maximum borrowing capacity of $3,000,000.
	1,205,905	701,290
	2,441,073	1,914,172
Less: current portion	(1,615,238)	(1,098,027)
Total - notes payable – long term	$825,835	$816,145

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE (Continued)

(b) Original note agreement was entered into in September 2003, in 24 monthly installments beginning October 15, 2003, with interest at 6% per annum; unsecured; maturity date is October 2005. The Company was in default under the terms of the note agreement. On December 28, 2004, the Company and the noteholder entered into an updated Promissory Note Agreement ("Updated Agreement"). Pursuant to the Updated Agreement, the principal amount together with interest accrued at 8% per annum are payable in 24 monthly installments beginning January 28, 2005. The Company also transferred into an escrow account an aggregate of 3,223,421 shares of its restricted common stock as collateral for this note. If the note is in default after one year or any time thereafter, the noteholder has the option to cash in the restricted stock to pay off the balance of the note plus any unpaid interest and penalties. The 3,223,421 shares of common stock were held in escrow so as not be considered outstanding unless the Company is in default. The note was paid in full June 18, 2007.

(c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. On October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock . These shares were issued on September 9, 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount attributed to the beneficial conversion feature amounted $4,845 and $ 71,156 for the three months ended October 31, 2007 and 2006, respective

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. On February 3, 2003, the Company's Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share. As of October 31, 2007 and April 30, 2007, the Company has issued and outstanding 413,092 shares of Series A preferred stock. The Company has 172,739,425 and 167,209,211 shares of common stock issued and outstanding at October 31, 2007 and April 30, 2007, respectively. The Company has 50,000 shares of treasury stock at October 31, 2007 and April 30, 2007.

During the six months period ended October 31, 2007, the Company issued 2,000,000 shares of common stock to a consultant in exchange for $18,000 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company agreed to issue 5,819,200 shares of common stock in exchange for $87,288 of rent expenses. The Company received $630,000 of cash, net of costs and fees for 34,833,333 shares of common stock subscribed. In addition, the Company agreed to issue to a related party an aggregate of 1,000,000 shares of common stock in exchange for $20,000 of accrued interest in connection with a promissory note. These shares have not been issued as of July 31, 2007, and the Company has accounted for the shares subscribed as common stock subscription at July 31, 2007. The Company issued an aggregate of 3,530,034 shares of common stock in exchange for $200,000 of common stock subscribed during the quarter ended October 31, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows
	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2006	4,000,000	$0.05
Granted	-	-
Exercised	-	-
Canceled or expired	(4,000,000)	0.05
Outstanding at April 30, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at July 31, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2007	-	$-

During the period ended October 31, 2007 and 2006, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended October 31, 2007 and 2006. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	750,000	0.58	$0.03	750,000	$0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2006	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	(750,000)	0.03
Outstanding at April 30, 2007	750,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	0.03
Outstanding at July 31, 2007	750,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at October31, 2007	750,000	$0.03

The Company granted 750,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003.  The warrants granted have an original expiration date on January 31, 2004, 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to February 28, 2008.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)
NOTE E - EMPLOYEE STOCK INCENTIVE PLAN

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

There are no stock options issued and outstanding during the six month period ending October 31, 2007.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)

NOTE F- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total identifiable intangible assets acquired and their carrying value at October 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$833,738	$(240,233)	$593,505	$-	10.0
Total Amortized Identifiable Intangible Assets	$833,738	$(240,233)	$593,505	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Unamortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,183,738	$(240,233)	$943,505	$350,000

Total amortization expense charged to operations for the six months  period ended October 31, 2007 and 2006 were $43,935 and $39,001 respectively.

Estimated amortization expense as of October 31, 2007 is as follows:

For the twelve months ended October 31,
2008	$83,374
2009	83,374
2010	83,374
2011	83,374
2012 and after	260,009

Total	$593,505

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the six months ended October 31, 2007 and 2006 were:

	2007	2006

Revenues	$--	$--
Costs and Expenses	--	29,543

Net loss before tax	--	(29,543)
Income tax provision (benefit)	--	--

Net loss	--	(29,543)

Net gain on sale of MBS, before tax	--	328,286
Income tax provision (benefit)	--	--

Gain on sale, net of tax	--	328,286

Gain (Loss) on discontinued operations,
net of tax	$--	$298,743

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $3,181,348, which will expire beginning in 2024, and a Federal net operating loss carryforward of $3,181,348, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through October 31, 2007, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 444,401 at October 31, 2007. The net change in the valuation allowance from April 30, 2007 was none.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. . Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the six months ended October 31, 2007 and the six months ended October 31, 2006 consists of the following:

	October 31, 2007	October 31, 2006
Continuing Operations
Current
Federal	$--	$--
State	--	800
	--	800

Deferred
Federal	--	(152,000)
State	--	(38,000)
	--	(190,000)

	$--	$(189,200)

Discontinued Operations
Federal	--	10,000
State	--	--
	--	10,000
	$--	$(179,200)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
October 31, 2007
(Unaudited)

NOTE H  - INCOME TAXES (Continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Six Months Ended October 31, 2007	Six Months Ended October 31, 2006

Computed “expected” income tax expense at approximately 34%	$(227,000)	$36,000

Increase (decrease) in NOL carryforwards	119,000	36,000
Discontinued Operations	108,000	--
Discretionary change in valuation allowances of deferred income taxes	--	(154,400)
Various other	--	(24,800)
	--	(179,200)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of October 31, 2007 and October 31, 2006 are as follows:

	October 31, 2007	October 31, 2006
Deferred tax assets:
Federal and state net operating loss	$1,273,000	$610,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	1,273,000	610,000
Less : Valuation allowance	(1,095,000)	(330,000)
Net deferred tax assets	$178,000	$280,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(80,000)	(76,000)
Deferred state tax liability	(2,000)	(3,000)
Total net deferred tax liabilities	$(82,000)	$(79,000)

These amounts have been presented in the consolidated balance sheets as follows:

	October 31, 2007	October 31, 2006
Current deferred tax asset	$-	$-
Non current deferred tax asset	96,000	201,000
Non current deferred tax liability	-	-
Total net deferred tax asset	$96,000	$201,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2007

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

In the quarter ending October 31, 2006, Global Modular was awarded a five year contract with Victor Valley School District that contained a "piggyback clause". This allows Global Modular to provide educational customers with product contracted under a "piggyback clause". The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a "piggyback contract" issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a "piggybackable contract" containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. This piggyback contract includes all appropriate pricing parameters pertinent to Global's "permanent modular construction" designs. Global Modulars' new piggyback contract provides them the flexibility to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

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

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2007 TO THE THREE MONTHS ENDED OCTOBER 31, 2006

Results of Operations

Total revenues from continuing operations increased to $2,326,166 in the quarter ended of October 31, 2007 from $1,761,358 in the quarter ended October 31, 2006.Global has completed the majority of the field construction and site work activities for all of the projects. The Company is increasing its manufacturing output but still has not reached its minimum production goal of generating quarterly revenues of $3,000,000. During the last month of the quarter ended October 31, 2007, the Company was required to devote most of its efforts to completing a project in the field to meet the project schedule. The shifting of the Company’s resources to the field for this project reduced the manufacturing output for this month.

Cost of revenues from continuing operations was $2,077,156 and $1,700,993, respectively for the quarters ended October 31, 2007 and 2006. The cost of revenue from continuing operations increased because of a 32% increase in revenue from the quarter ended October 31, 2007 as compared to the quarter ended October 31, 2006. Gross profit from continuing operations was $249,010 and $60,365, respectively for the quarters ended October 31, 2007 and 2006. The gross profit from continuing operations increased because of the significant increase in revenue. The gross margin increased from 3.4% for the quarter ended October 31, 2006 to 10.7% for the quarter ended October 31, 2007, because the Company had completed the projects in the field which had substantial cost overruns by the end of the quarter ended October 31, 2006.

 Total operating expenses decreased to $271,287 in the three months ended October 31, 2007 from $571,384 in the three months ended October 31, 2006. The decrease in operating expense was due to general and administrative cost being reduced by the consolidating the manangement activities into Global and selling MBS Construction on October 31, 2006.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286 during the quarter ended October 31, 2006.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2007 TO THE SIX MONTHS ENDED OCTOBER 31, 2006

Results of Operations

Global Modular completed field construction for all of its projects and focused on increasing its manufacturing production.

Total revenues from continuing operations increased to $4,915,566 for the six month ended of October 31, 2007 from $4,584,076 for the six months ended October 31, 2006. However, the Company did not meet its minimum goal of $6,000,000 sales because two of the projects were not put on the production line as scheduled due to extended negotiations with the clients during the six months. Also, during the last month in the quarter ended October 31, 2007, the Company was required to devote the majority of its resources to completing a project in the field, which slowed the manufacturing production drastically for that month.

Cost of revenues from continuing operations was $4,035,693 and $3,577,258, respectively for the six months ended October 31, 2007 and 2006. The cost of revenue from continuing operations increased because of a 7.2% increase in revenue from the quarter ended October 31, 2007 as compared to the six months ended October 31, 2006. Gross profit from continuing operation was 879,873 and $1,006,818, respectively for the six months ended October 31, 2007 and 2006. The gross profit from continuing operations decreased due to inefficiencies in ramping up production in the plant for the six months ended October 31, 2007, as compared to the six months ended  October 31, 2006. The gross margin decreased from 21.9% for the six-months ended  October 31, 2006 to 17.9% for the six months ended October 31, 2007, because the Company incurred cost in ramping up production during the six months ended October 31, 2007 and devoting the majority of its resources to closing out a project in the field during the last month of the quarter ending October 31, 2007.

Total operating expenses decreased to $758,228 in the six months ended October 31, 2007 from $1,295,208 in the six months ended October 31, 2006. The operating expenses decreased due to the management being consolidated into Global Modular and selling MBS.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286 during the quarter ended October 31, 2006.

Currently, the Company has  signed backlog and projects being negotiated in excess of $8,000,000 with California school districts.

Liquidity and Capital Resources

As of October 31, 2007, the Company had a working capital surplus of $2,779,462 and a net loss of ($88,122) for the six months ended October 31, 2007. The Company generated a negative cash flow from  operations of $(1,421,789) for the six-month period ended October 31, 2007. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $160,765, common stock issued in exchange for services and rent of $105,288, amortization and write-off of debt discount of $9,690, an increase in accounts receivable of $946,522 an increase in inventory of $763,439, an increase in employee advances of $8,558, a decrease in other assets of $99,014, and an increase in accounts payable of $10,095.

Cash flows used in investing activities for the six-month period ended October 31, 2007 consisted of the acquisition of $ 26,850 of equipment, leasehold improvements and architectural plans used in operations.

The Company funded operations during the six months ended October 31, 2007 by increasing debt to stockholders by 449,925, increasing debt to related parties by $67,286 and by the sale of common stock of $200,000 and common stock subscriptions of $430,000.

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

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow needs for operations and development. The Company generated a negative cash flow for the six months ended October 31, 2007. The Company is presently seeking financing in the form of debt or equity in order to provide the necessary working capital. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow needs through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Employees

As of October 31,2007, the company had 75 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of December 15, 2007, there were approximately 172,739,425 shares of common stock outstanding, of which approximately 49,630,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the year ending April 30, 2008. In addition, commencing with our annual report for the year ending April 30, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2007 the company issued an aggregate of 3,530,034 shares of its common stock in exchange for converting $200,000 of notes payable to common stock, which was in subscribed during the quarter ended July 31, 2007. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5. OTHER INFORMATION

On December 13, 2007, the company filed a lawsuit against Financial Pacific Insurance Company, Inc and Salmeri Insurance Agency, Inc. for terminating the company’s bonding line of credit during the quarter ended January 31, 2006, without good cause and in contravention of its past dealings. The lawsuit seeks reimbursement for damages in excess of $10 million.

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

                                                      Global Diversified Industries, Inc.

Date: December 21, 2007           By: /s/  Phillip Hamilton
                                                      President and Chief Executive Officer
                                                      (Principal Executive Officer)

Date: December 21, 2007           By: /s/  Adam DeBard
                                                      Chief Operating Officer
                                                       (Principal Accounting and Financial Officer)