Form 10QSB
period 2008-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2008-03-17
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, 261,599,711 shares of Common Stock ($.001 par value) as of March 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
January 31, 2008

ASSETS:
Current assets:

Cash and cash equivalents	$3,059
Accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2008	922,559
Inventories	3,672,542
Advance to employees	1,000
Prepaid expenses and other	110,537

Total current assets	$4,709,697

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437
Less: Accumulated depreciation	(1,209,045)

Total property, plant and equipment, net	1,872,392

Other assets:
Deposit and others	64,315
Non current deferred tax asset (Note H)	66,000
Intellectual properties, net of accumulated amortization of $262,202 at January 31, 2008 (Note F)	923,638

Total other assets	1,053,953

Total Assets	$7,636,042

See accompanying notes to the unaudited condensed consolidated financial information.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
January 31, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,101,108

Notes payable to related parties, current portion (Note B)	296,500
Notes payable, current portion (Note B)	723,903

Total current liabilities	2,121,511

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note B)	241,865

Notes payable to related parties, long-term portion (Note B)	588,815

Total long-term liabilities	830,680

Commitment and contingencies	--

Stockholders' equity:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 413,092
shares issued and outstanding at January 31, 2008 (Note C)	413

Common stock, par value $.001 per share; 400,000,000 shares authorized; 172,739,245 shares issued and outstanding at January 31, 2008 (Note C)	172,739

Additional paid-in capital	6,625,908

Preferred stock subscription	733,374
Common stock subscription	1,453,882
Treasury stock (Note C)	(50)
Accumulated deficit	(4,302,415

Total stockholders' equity	4,683,851

Total liabilities and stockholders' equity	$7,636,042

See accompanying notes to the unaudited condensed consolidated financial information.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	$547,103	$509,898	$5,462,669	$5,093,974
Cost of goods sold	426,344	394,067	4,462,038	3,971,325

Gross profit	120,759	115,831	1,000,631	1,122,649

Operating expenses:
Selling, general and
administrative expenses	240,455	342,734	837,919	1,485,254
Depreciation and
amortization	80,383	79,419	241,147	232,107

Total operating expense	320,,838	422,153	1,079,066	1,717,361

Loss from
operations	(200,079)	(306,322)	(78,435)	(594,712)

Interest expense, net	(96,138)	(70,361)	(305,903)	(334,719)

Loss from continuing
operations, before income
taxes and discontinued
operations	(296,217)	(376,683)	(384,338)	(929,430)

Income taxes benefit (expenses)	(30,000)	-	(30,000)	179,200

Loss from continuing
operations, before
discontinued operations	(326,217)	(376,683)	(414,338)	(750,230)

Loss from discontinued
operations	-	-	-	(29,543)
Gain from disposal of
discontinued operations	-	-	-	328,286

Net loss	$(326,217)	$(376,683)	$(414,338)	$(451,487)

Losses per common share:
Basic and assuming diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Discontinued operations	-	-	-	0.00

Weighted average shares outstanding used in losses per
share calculation:
Basic and assuming diluted	172,739,245	172,379,808	170,417,128	156,980,382

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months ended
	January 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(414,338)	$(451,487)
Add (deduct):
Loss from discontinued operations	-	29,543
Gain from disposal of discontinued operation	-	(328,286)
Loss from continuing operations	(414,338)	(750,230)

Adjustment to reconcile net loss to net cash (used in) provided by:
Depreciation and amortization	241,147	232,107
Common stock issued in exchange for services rendered	18,000	20,889
Common stock subscribed in exchange for rent	87,282	149,936
Amortization and write off of debt discount	14,535	76,001
Common stock issued in exchange for compensation		3,000
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(240,196)	2,830,587
(Increase) in inventory	(699,002)	(776,721)
(Increase)/decrease in prepaid expense and others	102,648	(143,031)
(Increase)/decrease in employee advances	745	(62,831)
(Decrease) in accounts payable and accrued liabilities	(17,757)	(25,317)
Increase/(decrease) in deferred taxes	30,000	(180,000)
Net cash provided by (used in) continuing operations	(876,936)	1,374,390
Net cash provided by discontinue operations	-	25,243
Net cash provided by (used in) operating activities:	(876,936)	1,399,633

Cash flows from investing activities:
Cash receivable in connection with disposition of MBS (Note G)	-	(1,000)
Capital expenditure	(28,950)	(322,775)
Net cash (used in) investing activities	(28,950)	(323,775)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	630,000	-
Proceeds from (repayments of) notes payable, net	45,000	(1,611,237)
Proceeds from (repayments of) related party notes payable, net	(122,624)	111,000
Net cash provided by (used in) financing activities	552,376	(1,500,237)

Net decrease in cash and cash equivalents	$(353,510)	(424,379)
Cash and cash equivalents at beginning of period	356,569	557,100

Cash and cash equivalents at end of period	$3,059	$132,721

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$385,588	$251,699
Common stock issued to employees for compensation	-	3,000
Common stock issued in exchange for services rendered	18,000	20,889
Common stock subscription in exchange for services rendered	-	149,936
Common stock subscribed in exchange for rent	87,288	-
Common stock subscribed in exchange for notes payable	-	200,000
Beneficial conversion feature of convertible notes	14,535	-
Preferred stock issued in exchange for accrued interest	-	53,449
Common stock subscribed in exchange for accrued interest	20,000	-

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
January 31, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ended April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Revenue Recognition

The Company recognizes revenues, except several construction-type fixed-price contracts, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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
(6)	The modular unit has been processed to the customer's specifications, accepted by the customer and made ready forshipment; and
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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

NOTE B - NOTES PAYABLE

A summary of notes payable at January 31, 2008 is as follows:

Note payable to Company shareholder in monthly installments of interest only at 10.0% per annum; unsecured; maturity date was on November 30, 2003. The Company amended the note with the shareholder in April 2004, extending the maturity date to May 1, 2009; the noteholder has an option to convert the unpaid principal balance of the loan, together with any accrued and unpaid interest to the Company's preferred stock. (a) Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	$389,465

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity date extended to May 15, 2008. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a) Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	68,500

Note payable to Company shareholders in monthly installments of interest only at 6.0% per annum; unsecured; maturity date is on May 1, 2009. Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	199,350

Note payable to Company shareholders in monthly installments of interest only at 5.0% per annum; unsecured; maturity date is on August 31, 2005, maturity extended to August 31, 2008 Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a). Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	6,000

Note payable to Company shareholders in monthly installments of interest only at 8% per annum; unsecured; maturity date was in August 2007, which has been extended to August 2008. Noteholder has the option to convert the principal balance of the loan to the Company’s preferred stock. (a) Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	111,000

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	22,547

Note payable to Company shareholder in monthly installments of interest only at 8% per annum, unsecured, maturity date was on January 31, 2006; maturity date extended to January 31, 2008. Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	111,000

Note Payable, interest only monthly beginning December 14, 2006 at 8% per annum, unsecured, maturity date is April 30, 2008. Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	30,000

Note Payable in 24 monthly installments beginning January 28, 2007, interest only first six months at 7.5 % per annum, unsecured, maturity is December 2008. Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	40,000

Note Payable with monthly interest only payment at 8% per annum beginning July 23, 2007, unsecured, maturity is July 31, 2009. Subsequent to the date of the financial statements, the noteholder converted the note to the Company’s preferred stock (Note K).	40,000

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (b)	241,865

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; balance due for the term note was $62,500 at January 31, 2008, balance due for the revolver was $528,856 at January 31, 2008. Interest rate is at 1.75% and 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher for the revolver and term note, respectively. The maturity date was extended to April 1, 2008 for the revolver and term note. The revolver has a maximum borrowing capacity of $3,000,000.	591,356
1,851,083
Less: current portion	(1,020,403)
Total - notes payable – long term	$830,680

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

(b) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”). The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share. The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense. On October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock. These shares were issued on September 9, 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $14,535 and $76,001for the nine months ended January 31, 2008 and 2007, respectively.

NOTE C - CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares. As of January 31, 2007, the Company has issued and outstanding 413,092 shares of Series A preferred stock. The Company has 172,739,245 shares of common stock issued and outstanding at January 31, 2008. The Company has 50,000 shares of treasury stock at January 31, 2008.

During the nine months period ended January 31, 2008, the Company issued 2,000,000 shares of common stock to a consultant in exchange for $18,000 of services fees. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company agreed to issue 5,819,200 shares of common stock in exchange for $87,282 of rent expenses. The Company received $630,000 of cash, net of costs and fees for 34,833,333 shares of common stock subscribed. In addition, the Company agreed to issue to a related party an aggregate of 1,000,000 shares of common stock in exchange for $20,000 of accrued interest in connection with a promissory note. These shares have not been issued as of January 31, 2008, and the Company has accounted for the shares subscribed as common stock subscription. The Company issued an aggregate of 3,530,034 shares of common stock in exchange for $200,000 of common stock subscribed during the nine months ended January 31, 2007.

Subsequent to the date of financial statements, the Company amended its Articles of Incorporation to (a) increase its authorized common stock from 400,000,000 to 2,736,500,000 shares, (b) increase its authorized preferred stock from 10,000,000 to 13,500,000 shares, (c) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, and (d)  establish the designations, rights and preferences of the Series B Preferred Stock (Note K).

NOTE D - STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving non-compensatory options and the related prices for the shares of the Company's common stock issued to non-employees of the Company are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	5,500,000	$1.40
Granted	-	-
Exercised	-	-
Canceled or expired	(1,500,000)	5.00
Outstanding at April 30, 2006	4,000,000	$0.05
Granted	-	-
Exercised	-	-
Canceled or expired	(4,000,000)	0.05
Outstanding at April 30, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2008	-	$-

During the period ended January 31, 2008 and 2007, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the period ended January 31, 2008 and 2007. The 4,000,000 warrants granted during the year ended April 30, 2004 expired on January 31, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	750,000	0.08	$0.03	750,000	$0.03

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2005	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2006	1,500,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	(750,000)	0.03
Outstanding at April 30, 2007	750,000	$0.03
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at January 31, 2008	750,000	$0.03

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

There are no stock options issued and outstanding during the nine month period ending January 31, 2008.

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

Total identifiable intangible assets acquired and their carrying values at January 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$835,840	$(262,202)	$573,638	$-	10.0
Total Amortized Identifiable Intangible Assets	$835,840	$(262,202)	$573,638	$-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000
Total Unamortized Identifiable Intangible Assets	350,000	-	350,000	350,000

Total	$1,185,840	$(262,202)	$923,638	$350,000

Estimated amortization expense as of January 31, 2008 is as follows:

For the twelve months ended January 31,
2009	$87,864
2010	87,864
2011	87,864
2012	87,864
2013 and after	222,182

Total	$573,638

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the nine months ended January 31, 2008 and 2007 were:

	2008	2007

Revenues	$--	$--
Costs and Expenses	--	29,543

Net loss before tax	--	(29,543)
Income tax provision (benefit)	--	--

Net loss	--	(29,543)

Net gain on sale of MBS, before tax	--	328,286
Income tax provision (benefit)	--	--

Gain on sale, net of tax	--	328,286

Gain on discontinued operations, net of tax	--	$298,743

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are State net operating loss carryforwards of $3,204,943, which will expire beginning in 2024, and a Federal net operating loss carryforward of $3,204,943, which will expire beginning in 2024. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through January 31, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 384,400 at January 31, 2008. The net change in the valuation allowance from April 30, 2007 was an increase of $60,000.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. . Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the nine months ended January 31, 2008 and January 31, 2007 consists of the following:

	January 31, 2008	January 31, 2007
Continuing Operations
Current
Federal	$--	$--
State	--	800
	--	800
Deferred
Federal	23,000	(152,000)
State	7,000	(38,000)
	30,000	(190,000)

	30,000	$(189,200)

Discontinued Operations
Federal	--	10,000
State	--	--
	--	10,000
Total	$30,000	$(179,200)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Nine Months Ended January 31, 2008	Nine Months Ended January 31, 2007

Computed “expected” income tax expense at approximately 34%	$(127,000)	$(154,000)

Increase (decrease) in NOL carryforwards	127,000	117,000

Discretionary change in valuation allowances of deferred income taxes	24,000	(150,000)

Various other	6,000	(2,200)

	$30,000	$(189,200)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of January 31, 2008 are as follows:

January 31, 2008
Deferred tax assets:
Federal and state net operating loss	$1,282,000
Allowance and accruals not recognized for income tax purposes	-
Total gross deferred tax assets	1,282,000
Less : Valuation allowance	(1,128,000)
Net deferred tax assets	$154,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(86,000)
Deferred state tax liability	(2,000)
Total net deferred tax liabilities	$(88,000)

These amounts have been presented in the consolidated balance sheets as follows:

January 31, 2008
Current deferred tax asset	$-
Non current deferred tax asset	66,000
Non current deferred tax liability	-
Total net deferred tax asset	$66,000

NOTE I - ECONOMIC DEPENDENCY

During the nine months ended January 31, 2008, approximately $4,027,627, or74%, of total revenues were derived from three major customers and $679,129 (or 74%) of the total accounts receivable at January 31, 2008 were due from two of these major customers.

During the nine months ended January 31, 2007, approximately $2,328,442, or  46%, of total revenues were derived from three major customers and $ 120,874 (or 45%) of the total accounts receivable at January 31, 2007 were due from two of these major customers.

NOTE J – LITIGATIONS

On December 13, 2007, the company filed a lawsuit against Financial Pacific Insurance Company, Inc and Salmeri Insurance Agency, Inc. for terminating the company’s bonding line of credit during the quarter ended January 31, 2006, without good cause and in contravention of its past dealings. The lawsuit seeks reimbursement for damages in excess of $10 million.  As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE K – SUBSEQUENT EVENTS

On February 22, 2008, the Company completed a private placement and issued (a) its Series B Preferred Stock having an aggregate original principal balance of $3,484,294, (b) its Series 1 Warrants exercisable, in the aggregate, for 696,858,800 shares of Common Stock, and (c) Series 2 Warrants exercisable, in the aggregate, for 696,858,800 shares of Common Stock (the “Series B Offering”).  The stated value of the Series B Preferred Stock converts into Common Stock at a conversion price of one-half of one cent ($0.005) per share.  The Series 1 Warrants have an exercise price of one cent ($.01) and the Series 2 Warrants have an exercise price of two cents ($.02).  The total cash paid for the Securities was (a) $2,000,000 in cash, and (b) the conversion of outstanding debt having aggregate principal and interest of $1,484,294.  In connection with the offering of such securities, the broker-dealers were paid aggregate cash commissions equal to $202,000.  In addition, the broker-dealers received (a) Common Stock Purchase Warrants entitling the broker-dealers to purchase, in the aggregate, 40,000,000 shares of the Company’s Common Stock at an exercise price of one-half of one cent ($.005) per share, (b) Common Stock Purchase Warrant entitling the broker dealers to purchase, in the aggregate, 40,000,000 shares of the Company’s Common Stock at an exercise price of one cent ($.01),  and (c) Common Stock Purchase Warrants entitling the broker-dealers to purchase, in the aggregate, 40,000,000 shares of the Company’s Common Stock at an exercise price of two cent ($.02). The stated value of the Series B Preferred Stock is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted. Dividends on such stated value (or any balance thereof outstanding from time to time) accrue at an annual rate of twelve percent (12%).

On February 22, 2008, the total of six note holders of the Company converted a total of aggregate principal and interest of $1,484,294 into 1,484,294 shares of Series B Convertible Preferred Stock.

Effective February 21, 2008, the Company amended its Articles of Incorporation to (a) increase its authorized common stock from four hundred million (400,000,000) to two billion seven hundred thirty six million five hundred thousand (2,736,500,000) shares, (b) increase its authorized preferred stock from ten million (10,000,000) to thirteen million five hundred thousand (13,500,000) shares, (c) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, and (d)  establish the designations, rights and preferences of the Series B Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2008

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

During the remainder of 2008, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2008 and into 2009.

 The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2008 TO THE THREE MONTHS ENDED JANUARY 31, 2007

Results of Operations

Total revenues from continuing operations increased to $547,103 in the quarter ended of January 31, 2008 from $509,898 in the quarter ended January 31, 2007. The quarter ending January 31 is traditionally very slow in the industry due to school districts closing for the Christmas and New Years holidays.  The Company also slowed down manufacturing operations during the holiday season and focused on raising capital.

Cost of revenues from continuing operations was $426,344 and $394,067, respectively for the quarters ended January 31, 2008 and 2007. The cost of revenue from continuing operations increased because of a 7% increase in revenue from the quarter ended January 31, 2008 as compared to the quarter ended January 31, 2007. Gross profit from continuing operations was $120,759 and $115,831, respectively for the quarters ended January 31, 2008 and 2007. The gross profit from continuing operations increased by 4%. The gross margin was 22% and 23%, respectively, for the quarter ended January 31, 2007 and for the quarter ended January 31, 2008,

Total operating expenses decreased to $320,838 in the three months ended January 31, 2008 from $422,153 in the three months ended January 31, 2007. The decrease in operating expense was due to general and administrative cost being controlled by the management’s cost reduction plan.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2008 TO THE NINE MONTHS ENDED JANUARY 31, 2007

Results of Operations

Total revenues from continuing operations increased to $5,462,669 for the nine months ended of January 31, 2008 from $5,093,974 for the nine months ended January 31, 2007. Two projects that were scheduled to go onto the manufacturing line during the quarter ending January 31, 2008 were delayed due to both clients redesigning their projects, which are now complete and scheduled to put on the manufacturing line in the quarter ending April 30, 2008.

Cost of revenues from continuing operations was $4,462,038 and $3,971,325, respectively for the nine months ended January 31, 2008 and 2007. The cost of revenue from continuing operations increased by 12% with revenues increasing 7% from the nine months ended January 31, 2008 as compared to the nine months ended January 31, 2007. Gross profit from continuing operation was 1,000,631 and $1,122,649, respectively for the nine months ended January 31, 2008 and 2007.The gross margin decreased from 22% for the nine-months ended January 31, 2007 to 18% for the nine months ended January 31, 2008, because the Company incurred costs outside of the contract terms for a client during the quarter ended October 31, 2007.  During the quarter ending April 30, 2008, the Company will pursue legal proceeding to collect these costs which were not part of the original contract terms and conditions.

Total operating expenses decreased to $1,079,066 in the nine months ended January 31, 2008 from $1,717,361 in the nine months ended January 31, 2007. The operating expenses decreased due to cost cutting measured implemented by management.

The Company sold their stock in MBS to a third party and recorded a gain on the sale of MBS for $328,286 on October 31, 2006

Currently, the Company has a signed backlog and projects being negotiated  in excess of $8,000,000 with California school districts.

Liquidity and Capital Resources

As of January 31, 2008, the Company had a working capital surplus of $2,588,186. Net loss for the nine months ended January 31, 2008 was $414,338. The Company generated a negative cash flow from operations of $876,936 for the nine-month period ended January 31, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $241,147, common stock issued and subscribed in exchange for services and rent of $105,288, amortization of debt discount of $14,535, an decrease in deferred taxes assets of $30,000, a increase in accounts receivable of $240,196 an increase in inventory of $699,002, an decrease in employee advances of $745, a decrease in other assets of $102,648, and an decrease in accounts payable of $17,757.

Cash flows used in investing activities for the nine-month period ended January 31, 2008 consisted of the acquisition of $28,950 of equipment, leasehold improvements and architectural plans used in operations.

The Company funded operations during the nine months ended January 31, 2008 by reducing debt to stockholders by $122,624, increasing debt to third parties by $45,000 and proceeds of $630,000 from common stock subscribed.

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

Critical Accounting Policie

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

Allowance for Uncollectible Account

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of January 31, 2008, we determined a reserve was not required against our account receivables.

Employees

As of January 31, 2008, the company had 50 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

Properties

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $24,021 per month for the remaining of the current fiscal year with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDVI. As of March 22, 2008, there were approximately 261,599,711 shares of common stock outstanding, of which approximately 90,338,310 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

IMPLEMENTATION OF SECTION 404 OF THE SARBANS-OXLEY ACT

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending April 30, 2008. In addition, commencing with our annual report for the fiscal year ending April 30, 2010 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

Upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2008, the company filed a Form 8-K report to the SEC, which stated that the company completed a private placement and issued (a) its Series B Preferred Stock having an aggregate original principal balance of $3,484,294, (b) its Series 1 Warrants exercisable, in aggregate, for 696,858,800 shares of Common Stock, and (c) Series 2 Warrants exercisable, in the aggregate for 696,858,800 shares of Common Stock ( the “Series B Offering”). The stated value of the Series B Preferred Stock converts into Common Stock at a conversion price of one-half of one cent ($.005) per share.  The Series 1 Warrants have an exercise price of one cent ($.01) and the Series 2 Warrants have an exercise price of two cents ($.02).  The total cash paid for the Securities was (a) $2,000,000 in cash and (b) the conversion of outstanding debt having aggregate principal and interest of $1,484,294.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: March 17, 2008	By:	/s/ Phillip Hamilton
President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2008	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)