Form 10KSB
period 2008-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2008-08-15
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________________________

FORM 10-KSB

__________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of August 5, 2008, Common Stock, par value $0.09 per share was $1,383,290.  As of August 5, 2008, the Company had 15,369,885 shares of common stock issued and outstanding, of which 9,963,840 were held by non-affiliates.

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

The Company was issued a Manufacturer’s License by the California Department of Housing (DOH) on July 13, 2006.  This opens up a new market comprising of retail, industrial and institutional (including educational institutions that reside on private property).  This sector adheres to building designs and specifications administered by the Department of Housing (DOH).  However, there has not been any DOH buildings produced as of April 30, 2008 and there is none currently scheduled.

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

During the remainder of 2008, Global Modular will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities.  Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful.  In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2008 and into 2009.

Employees

As of April 30, 2008 the Company had 30 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not any matters that were submitted during the fourth quarter of the 2007-2008 fiscal year end to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

(a) The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "GDIV". The Company began trading under this symbol on May 8, 2008. The Company previously traded under the symbol “GDVI" since January 3, 2002 and under the symbol  "GFDO" which commenced on October 2000.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2008

	HIGH	LOW

Quarter Ended April 30, 2008	.12	.12
Quarter Ended January 31, 2008	.16	.11
Quarter Ended October 31, 2007	.20	.16
Quarter Ended July 31, 2007	.30	.26

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2007

	HIGH	LOW

Quarter Ended April 30, 2007	.32	.30
Quarter Ended January 31, 2007	.60	.56
Quarter Ended October 31, 2006	1.50	1.34
Quarter Ended July 31, 2006	1.20	1.14

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

Inventories

We value our inventories, which consists of raw materials, work in progress, finished goods, at the lower of cost or market.  Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight.  The Company regularly reviews the period over which its inventories will be converted to sales.  Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.  The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2008 we determined a reserve was not required against our account receivables.

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

Comparison of Years Ended April 30, 2008 and 2007 Revenues

The Company's total revenues were $5,701,556 for the year ended April 30, 2008 compared to $6,639,359 for the same time period in 2007, a decrease of $937,803 or approximately 14%.    The Company made a decision to reduce manufacturing production to a minimum during the fiscal year 2008 until proper funding was secured, which would enable the Company to have the adequate capital to meet its goals.  The Company secured $2,000,000 funding from Vicis Capital Master Fund in February 2008.  Subsequent to the April 30, 2008, the Company also secured a $2,000,000 accounts receivable line from another finance company.  The Company now has the adequate funding to aggressively pursue the school market as well as other markets, such as the Department of Housing (DOH) market.

Gross Profit

For the year ended April 30, 2008, the Company's gross profit margin was $36,279, approximately 1% as compared to $1,011,246, approximately 15% for the year ended April 30, 2007.

Operating and Other Expenses

The Company's general and administrative expenses for the year ended April 30, 2008 was $ 1,228,362 compared to $1,963,798 for the same period in 2007, a decrease of $735,436. This decrease is mainly attributable to the general and administrative costs in connection with the decreased sales and operations of Global Modular.

The Company's interest expenses, net, for the year ended April 30, 2008 was $353,892 compared to $446,137 for the same period in 2007, a decrease of $92,245. The change is due to the Company's decreased need for borrowings with production reduced during the year ended April 30, 2008.

Liquidity and Capital Resources

The Company incurred a loss from operations of $1,537,923 for the year ended April 30, 2008. We generated a negative cash flow of $2,207,300 from operating activities. Cash flows used in investing activities was $28,950 during this period. Cash flow was generated from the $2,000,000 funding from Vicis Capital and an additional $630,000 from the proceeds for notes payables and sale of common stock to shareholders. The line of credit was paid off at the end of fiscal year ended April 30, 2008.

The Company secured additional funding of $1,750,000 from Vicis Capital in June 2008, which will further strengthen the financial position of the Company.

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

Business Concentration

During the year ended April 30, 2008, the Company recognized approximately $4,107,777 or 72% of its revenues from sales of its products to three (3) customers. While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company does not expect the adoption of Statements 141(R) and 160 will have a material impact, if any, on the Company’s financial position or results of operations.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will not have a material effect on its consolidated results of operations and financial condition.

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

Limited Public Market, Possible Volatility Of Share Price

The Company's common stock is currently quoted on the  OTC  Bulletin Board under the ticker symbol GDIV. As of August 9, 2008, there were  15,369,885 shares of common stock outstanding, . There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

The Conversion of Outstanding Preferred Stock and Exercise of Warrants will Cause Dilution of the Holders of Common Stock

The Holders of the Preferred Stock have the right to convert their Preferred Stock into 34,842,940  shares of Common Stock and the Holders of Warrants have the right to purchase a total of  75,685,880  shares of  Common Stock.  In the event that the Holders of the Preferred Stock and/or the Holders of the Warrants convert their Preferred Stock or exercise their Warrants, the  Holders of Common Stock will experience immediate dilution in the net tangible value of their shares.

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
APRIL 30, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

RBSM, LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., and its subsidiaries (the “Company”) as of April 30, 2008 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/S/ RBSM LLP
RBSM LLP

New York, New York
August 13, 2008

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
APRIL 30, 2008

ASSETS:
Current assets:
Cash and cash equivalents	$53,193
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2008	386,040
Inventories (Note C)	2,357,378
Advance to employees	16,737
Prepaid expenses	246,196
Total current assets	3,059,544

Property, plant and equipment (Note D):
Property, plant and equipment, at cost	3,081,437
Less: accumulated depreciation	(1,291,771)
Total property, plant and equipment, net	1,789,666

Other assets:
Inventories (Note C)	895,929
Deposit and other assets	113,614
Intangible assets, net of accumulated amortization of $ 284,170 at April 30, 2008 (Note B)	901,670
Total other assets	1,911,213

Total Assets	$6,760,423

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)	$493,604
Notes payable to related parties, current portion (Note H)	5,500
Notes payable, current portion (Note H)	22,384
Dividend payable	69,686
Total current liabilities	591,174

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note H)	246,710
Warrant Liability (Note K)	7,141,496

Total long-term liabilities	7,388,206

Commitment and contingencies (Note O)	-

Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 share authorized ; 3,484,294 shares issued and outstanding at April 30, 2008 ( Note J )	3,484,294
Discount on Preferred Stock	(1,462,720)
Net Preferred Stock	2,021,574

Deficiency in Stockholders' Equity:

Convertible Redeemable Preferred Stock,Series A, par value $.001 per share; 10,000,000 share authorized ; no shares issued and outstanding at April 30, 2008
Common stock, par value $ .001 per share; 2,750,000,000 shares authorized; 15,369,885 shares issued and outstanding at April 30, 2008 (Note L)	15,370
Additional paid-in capital	9,282,089
Treasury stock	(50)
Accumulated deficit	(12,537,940)
Total deficiency in stockholders' equity	(3,240,531)

Total liabilities and deficiency in stockholders' equity	$6,760,423

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Revenue	$5,701,556	$6,639,359
Impairment of inventories (Note C)		850,000
Cost of goods sold	5,665,277	4,778,114
Gross profit	36,279	1,011,245

Operating expenses:
Selling, general and administrative expenses	1,228,362	1,963,798
Depreciation and amortization (Notes B and D)	345,840	318,031
Total operating expense	1,574,202	2,281,829

Loss from operations	(1,537,923)	(1,270,584)

Other income (expense):
Fair value of warrants issued in connection with Series B preferred stock	(7,760,305)	-
Unrealized change in fair value of warrants	1,300,943	-
Interest (expense), net	(353,892)	(446,137)

Loss before provision for income taxes and discontinued operations	(8,351,177)	(1,716,721)

Income taxes benefit (provision)	(96,000)	74,200

Loss from continuing operations before discontinued operations	(8,447,177)	(1,642,521)

Loss from discontinued operations (Note E)	-	(29,543)
Gain from disposal of discontinued operations (Note E)	-	328,286
Net loss	(8,447,177)	(1,343,778)

Preferred Dividend	(202,686)
Net loss attributable to common shareholders	(8,649,863)	(1,343,778)

(Losses) per common share (Note Q):
Basic and diluted earnings per share	$(0.88)	$(0.17)
Weighted average shares outstanding for computation:
Basic and diluted	9,774,281	7,970,132

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2008

			Preferred			Additional	Common
	Series A preferred stock		Stock	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Subscription	Shares	Amount	Capital	Subscription	Stock	Deficit	Total
Balance, May 1, 2006	666,666	$667	$733,374	7,472,374	$7,472	$5,465,308	$1,596,939	$(50)	$(2,544,299)	$5,259,411
Common stock issued for services rendered	-	-	-	216,448	217	173,608	-	-	-	173,825
Common stock issued in exchange for stock subscribed	-	-	-	504,972	505	879,834	(880,339)	-	-	-
Common stock subscribed in exchange for notes payable	-	-	-	-	-	-	200,000	-	-	200,000
Common stock issued in exchange for preferred stock	(333,333)	(333)	-	166,667	167	166	-	-	-	-
Preferred stock issued in exchange for in exchange for accrued interest	79,759	79	-	-	-	53,369	-	-	-	53,448
Net loss	-	-	-	-	-	-	-	-	(1,343,778)	(1,343,778)
Balance, April 30, 2007	413,092	413	733,374	8,360,461	8,361	6,572,285	916,600	(50)	(3,888,077)	4,342,906
Common stock issued in exchange for services rendered	-	-	-	100,000	100	17,900	-	-	-	18,000
Common stock issued in exchange for accrued expenses	-	-	-	290,960	291	86,997	-	-	-	87,288
Sale of common stock	-	-	-	791,665	792	249,208	-	-	-	250,000
Common stock issued in exchange for stock subscribed	-	-	-	3,536,919	3,536	896,464	(900,000)	-	-	-
Series A preferred stock issued in exchange for stock subscribed	8,333,332	8,333	(733,374)	-	-	725,041	-	-	-	-
Conversion of Series A to common stock	(8,746,424)	(8,746)		2,289,880	2,290	6,456	-			-
Cancellation of common stock subscription	-	-	-	-	-	16,600	(16,600)	-	-	-
Broker fees paid in connection with Series B redeemable preferred stock						(202,000)				(202,000)
Beneficial conversion feature relating to the issuance of Series B redeemable preferred stock	-	-	-			1,595,271	-	-	-	1,595,271
Reclassification of fair value of warrants issued in connection with the issuance of Series B redeemable preferred stock	-	-	-	-		(682,133)	-	-	-	(682,133)
Series B preferred stock dividend	-	-	-	-	-	-	-	-	(202,686)	(202,686)
Net loss	-	-	-	-	-	-	-	-	(8,447,177)	(8,447,177)
Balance, April 30, 2008	-	$-	$-	15,369,885	$15,370	$9,282,089	$-	$(50)	$(12,537,940)	$(3,240,531)

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(8,447,177)	$(1,343,778)
Add (deduct):
Loss from discontinued operations		29,543
Gain from disposal of discontinued operations		(328,286)
Income (loss) from continuing operations	(8,447,177)	(1,642,521)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Loss from impairment of inventory		850,000
Fair value of warrants issued in connection with issuance of Series B redeemable preferred stock	7,760,305
Unrealized gain on change in fair value of warrant liability	(1,300,943)
Deferred taxes	96,000	(75,000)
Depreciation and amortization	345,840	318,031
Common stock issued in exchange for services rendered	18,000	170,825
Common stock issued to employees for compensation		3,000
Common stock issued in exchange for rent	87,282	-
Amortization of debt discount	19,380	80,846
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	296,322	2,294,079
(Increase) in inventory	(279,767)	(758,786)
(Increase) in prepaid expense and others	(82,310)	(164,798)
(Increase)/decrease in employee advances	(14,992)	(1,745)
(Decrease) in accounts payable and accrued expenses	(705,242)	417,021
(Decrease) in deferred revenue	-	-
Net cash provided by (used in) continued operations	(2,207,300)	1,490,952
Net cash provided by (used in) discontinued operations	-	78,082
Net cash provided by (used in) operating activities:	(2,207,300)	1,569,034

Cash flows from investing activities:
Cash received in connection with disposition of MBS	-	1,000
Capital expenditure, net	(28,950)	(628,865)
Net cash (used in) investing activities	(28,950)	(627,865)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription	250,000	-
Proceeds from sale of series b preferred stock	2,000,000	-
Proceeds from (repayments of) notes payable, net	(702,626)	(1,252,700)
Proceeds from note payable to related parties, net of repayments	435,500	111,000
Net cash provided by (used in) financing activities	1,932,874	(1,141,700)

Net increase (decrease) in cash and cash equivalents	(303,376)	(200,531)
Cash and cash equivalents at beginning of year	356,569	557,100
Cash and cash equivalents at end of year	$53,193	$356,569
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$236,399	$247,331
Cash paid during the period for income taxes	3,200	800
Common stock issued for services	18,000	170,825
Common stock issued to employees for compensation		3,000
Common stock subscribed in exchange for conversion of note payable	700,000	200,000
Common stock issued in exchange for factory rent	87,288	-
Series A Preferred Stock issued in exchange for accrued interest		53,449
Series B Preferred Stock issued in exchange for notes payable	1,484,294	-
Amortization and write off of debt discount – beneficial conversion feature	19,380	80,846

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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
APRIL 30, 2008 AND 2007

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  Advertising costs as of April 30, 2008 and 2007 are $4,614 and $5,270, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.”  Under SFAS 2, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred no expenditures on research and product development for the year ended April 30, 2008 and 2007.

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

The Company has no awards of stock-based employee compensation issued or outstanding at April 30, 2008.

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
APRIL 30, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at April 30, 2008.

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

Reverse Stock Split

On May 21, 2008, the Company affected a one-to-twenty reverse stock split of our common stock.  We did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  The Company does not expect the adoption of Statements 141(R) and 160 will have a material impact, if any, on the Company’s financial position or results of operations.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company currently believes the adoption of FSP APB 14-1 will not have a material effect on its consolidated results of operations and financial condition.

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
APRIL 30, 2008 AND 2007

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of April 30, 2008.

Total identifiable intangible assets acquired and their carrying value at April 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$835,840	$(284,170)	$551,670	$-	10.0
Total Amortized Identifiable Intangible Assets	835,840	(284,170)	551,670	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,185,840	$(284,170)	$901,670	$350,000	10.0

Total amortization expense charged to operations for the year ended April 30, 2008 and 2007 were $87,870 and $81,564, respectively.  The Company wrote off accumulated amortization in the amount of $16,219 in connection with disposition of MBS (Note E) during the year ended April 30, 2007.

Estimated amortization expense as of April 30, 2008 is as follows:

2009	$87,870
2010	87,870
2011	87,870
2012	87,870
2013 and after	200,190
Total	$551,670

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.   The Company regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Components of inventories as of April 30, 2008 are as follows:

Current Inventories

Finished Goods	$108,856
Work in Progress	493,994
Raw Materials	1,754,528
Total current inventories	$2,357,378

Long Term Inventories

Refurbished Bldgs	$193,000
Raw Materials	$702,929
Total long term inventories	$895,929

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

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at April 30, 2008 consists of the following:

Plant Equipment	$2,106,816
Furniture and Fixture	2,933
Building and Leasehold Improvement	971,688
Total	3,081,437
Accumulated Depreciation	(1,291,771)
$1,789,666

Depreciation expense included as a charge to income amounted to $257,970 and $236,467 for the year ended April 30, 2008 and 2007, respectively. The Company wrote off accumulated depreciation in the amount of $5,443 in connection with disposition of MBS (Note E) during the year ended April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the MBS discontinued operations for the year ended April 30, 2008 and 2007 were:

	2008	2007

Revenues	$-	$-
Costs and Expenses	-	29,543

Net loss before tax	-	(29,543)
Income tax provision (benefit)	-	-

Net loss	-	(29,543)

Net gain on sale of MBS, before tax	-	328,286
Income tax provision (benefit)	-	-

Gain on sale, net of tax	-	328,286

Gain on discontinued operations, net of tax	$-	$298,743

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2008 are as follows:

Accounts payable	$104,608
Accrued State Income Tax Payable	15,727
Accrued Expenses related to Hidden Valley Lawsuit	207,715
Accrued Property taxes	49,384
Accrued payroll and payroll taxes	21,545
Other accrued expenses	94,625
Total	$493,604

NOTE G - ECONOMIC DEPENDENCY

During the year ended April 30, 2008, approximately $ 4,107,777 or 72%, of total revenues were derived from three (3) major customers and $292,746  (76%) of the total  accounts  receivable  at April  30,  2008  were  due  from two (2)  major customers.

During the year ended April 30, 2007, approximately $3,126,257, or 47%, of total revenues were derived from four (4) major customers and $438,288 (64%) of the total accounts receivable at April 30, 2007 were due from four (4) major customers.

NOTE H – NOTES PAYABLE

A summary of notes payable at April 30, 2008 is as follows:

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 1, 2008	5,500

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	22,547

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	246,710

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007. Maximum borrowing capacity of $3,000,000.	(163)
274,594
Less: current portion	(27,884)
Total - notes payable – long term	$246,710

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE H – NOTES PAYABLE (Continued)

 (c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $19,380 and $80,846 for the year ended April 30, 2008 and 2007, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

Effective October 16, 2007, Duane Hamilton, the son of the Company’s CEO became a Director and officer of a leasing company which the Company has borrowed money from and conducted business with historically.

Effective February 15, 2008, the Company issued 6,833,340 shares of Convertible Series A preferred stock related to a past subscription payable.   Effective March 11, 2008, the 6,833,340 shares of Convertible Series A were converted into 1,708,333 shares of common stock.

Effective February 15, 2008, the Company issued 3,360,417 shares of common stock to two related parties related to a past subscription payable balance.

 NOTE J – CONVERTIBLE REDEEMABLE PREFERRED STOCK

In February 2008, the Board of Directors authorized the issuance of up to 3,500,000 shares of Series B 12% convertible voting preferred stock (“Series B”) having a stated value of $1.00 per share. The Series B shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1.00 by the initial conversion price of $0.005 (post stock split $0.10) per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications. Changes to the conversion price, if any, will be charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and to fair value of underlying securities.

The holders are entitled to receive a cumulative 12% dividend based on the stated value of $1.00 per share, payable on the calendar quarter in cash.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

 NOTE J – CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of April 30, 2008 was $3,484,294 plus accrued dividends of $77,895.

In February 2008, the Company issued 2,000,000 Series B shares at $1.00 per share to accredited investors in a private placement. The Company received $2,000,000 less issuance costs totaling $202,000. Net cash proceeds at April 30, 2008 were $1,798,000. Additionally, in February 2008, the Company issued 1,484,294 Series B shares at $1.00 per share in exchange for existing convertible debentures.

Under the terms of the Series B Stock Certificate of Designation, the holders have a right, at any time after the second year anniversary and upon providing written notice to the Company (a “Put Notice”), to force the Company to redeem all or part of the shares of Series B Convertible Preferred Stock held by such Holders at a cash redemption price per share equal to 100% of the then outstanding Stated Value of the Series B Convertible Preferred Stock, plus all accrued and unpaid dividend thereon, plus all other amounts, costs, expenses and liquidated damages due in  respect of the Series B Convertible Preferred Stock (the “Put Redemption Amount”).

As a result of this obligation, the Company has determined the Series B shares includes redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series B shares outside of shareholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). In accordance with EITF Topic D-98, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of common shareholders’ equity in the accompanying consolidated balance sheet.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “ Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their fair value, which totaled $8,442,439 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $1,595,721 to the Series B preferred shares based upon the difference between the effective conversion price of those shares and the fair value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 115.06%, (3) risk-free interest rate of 2.81% to 3.26%, and (4) expected life of 5 to 7 years. The amount attributable to the beneficial conversion feature has been recorded as a discount to the Series B Preferred shares. Since the redemption feature of the preferred stock is available, upon notice, after the second anniversary, the Company is accreting the carrying value of the preferred stock ratably over two years.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

 NOTE J – CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

In connection with the February 22, 2008 issuance of the Series B Preferred stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to obtain an effective registration statement by that date, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of liquidated damages that may be due is  each Holder is the an amount equal to one and a half percent (1.5%) of the stated value of 12% Preferred Stock per month held by each such Holder; provided, however, that in no event shall the aggregate amount paid exceed nine percent (9.0%) of the stated value..

The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5,  Accounting for Contingencies , management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

The Company, after the effective date of the registration, and with certain market conditions, can force redemption of the Series BA 12% Convertible Preferred Stock.

As additional consideration for the purchase of the Series B shares, the Company granted to the holders of the Series B shares a) warrants entitling it to purchase 34,842,940 common shares of the Company’s common stock at the price of $0.20 per share expiring five years from issuance and b) warrants entitling it to purchase 34,842,940 common shares of the Company at a price of $0.40 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the issuance of the Series B preferred stock to be $7,760,305 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

In addition, the Company issued to broker/dealers a) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.10 per share expiring five years from issuance; b) warrants entitling it to purchase 2,000,000 common shares of the Company at a price of $0.20 per share expiring five years from issuance and c) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.40 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the issuance of the Series B preferred stock to be $682,133 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $ 8,442,438 and a charge to financing expense for the value attributable to financing activities ($7,760,305) and a charge the additional paid in capital as cost relating to obtaining financing ($682,133).  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.

In connection with the Convertible Redeemable Series B Preferred Stock issuance dated February 22, 2008, the Company entered into a Security Agreement whereby the holder or holders of the Company’s Series B Convertible Preferred Stock have a security interest in substantially all of the Company’s tangible and intangible assets.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE K- WARRANT LIABILITY

As described in Note J above, the Company issued warrants in conjunction with the sale of Series B Preferred stock.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another Person, or other similar transactions as defined in the warrant agreement, the warrant holders can demand net cash settlement.

As the contracts contain a provision that could require cash settlement , pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants were recorded as a derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The fair value of the warrants were determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $8,442,438 and charged as a reduction of current period earnings of $7,760,305 and additional paid in capital of $682,133. Subsequent to the initial issuance date, the Company will be required to adjust to fair value the warrant as an adjustment to current period operations.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” for the year ended April 30, 2008, the Company recorded a gain on change in fair value of warrant liability of $1,300,943.  The fair value the warrants at April 30, 2008 were determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 117.85%; risk free rate: 3.03% to 3.34%.

As of the date of the financial statements, the Company believes an event that would create an obligation to settle the stock purchase warrants in cash or other current asset are remote and has classified the obligation as a long term liability.

NOTE L – CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares.  On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share.  Effective February 21, 2008, the Registrant amended its Articles of Incorporation to (a) increase its authorized common stock from four hundred million (400,000,000) to two billion seven hundred thirty six million five hundred thousand (2,736,500,000) shares, (b) increase its authorized preferred stock from ten million (10,000,000) to thirteen million five hundred thousand (13,500,000) shares, (c) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, and (d)  establish the designations, rights and preferences of the Series B Preferred Stock.

As of April 30, 2008 and 2007, the Company has issued and outstanding 0 and 413,092 shares of Series A Preferred Stock, respectively.  The Company has 15,369,887 and 8,360,461 shares of common stock issued and outstanding at April 30, 2008 and 2007, respectively.

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  We did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

During the year ended April 30, 2007, the Company issued 211,447 shares of common stock to consultants in exchange for $170,825 of services fees and 5,000 shares of common stock valued at $3,000 per the terms of an employment contact. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services are rendered. The Company also issued 472,222 shares of its commons stock, valued at $850,000 to a shareholder. These shares were accounted for in the prior year ending April 30, 2006, as common stock subscription payable. The Company also issued an aggregate of 32,750 shares of common stock in exchange for $30,339 of common stock subscribed during the year ended April 30, 2006.  Additionally, during the year ended April 30, 2007, a lender converted $200,000 of promissory note for 117,667 shares of common stock , which have not been issued as of April 30, 2007. The Company has accounted for the proceeds received as common stock subscription payable at April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE L – CAPITAL STOCK (Continued)

During the year ended April 30, 2007, at the request of a preferred stock shareholder the Company retired 333,333 shares of preferred stock in exchange for the Company issuing 166,667 shares of common stock. The Company also issued 79,759 shares of preferred stock, valued at $53,449 in lieu of payment for accrued interest due on promissory notes issued by the Company.

During the year ended April 30, 2008, the Company issued 100,000 shares of common stock to consultants for $18,000 of service fees and 290,960 shares of common stock in exchange for factory rent of $87,288.  All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.  The Company also issued 791,667 shares of stock, valued at $250,000 to a shareholder.    The Company also issued an aggregate of 3,536,919 shares of common stock in exchange for $900,000 of common stock subscribed.

During the year ended April 30, 2008, at the request of a preferred stock shareholder, the Company converted 8,746,424 shares of Preferred Series A stock to 2,289,880 shares of common stock.  The Company also issued 8,333,332 shares of Preferred Series A stock in exchange for $733,374 of Preferred Series A stock, subscribed.

NOTE M - EMPLOYEE STOCK INCENTIVE PLAN

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options outstanding at April 30, 2008.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE N – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2006	200,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	(200,000)	1.00
Outstanding at April 30, 2007	-	-
Outstanding at April 30, 2008	-	$-

During the year ended April 30, 2008 and 2007, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the year ended April 30, 2008 and 2007. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2,000,000	4.70	$0.10	2,000,000	$0.10
$0.20	36,842,940	4.70	$0.20	36,842,940	$0.20
$0.40	36,842,940	6.30	$0.40	36,842,940	$0.40
	75,685,880		$0.29	75,685,880	$0.29

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE O – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at May 1, 2006	75,000	$0.60
Granted	-
Exercised	-
Canceled or expired	(37,500)	0.60
Outstanding at April 30, 2007	37,500	$0.60
Granted	75,685,880	0.29
Exercised	-	-
Canceled or expired	(37,500)	0.60
Outstanding at April 30, 2008	75,685,880	$0.29

The Company granted 750,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003.  The warrants granted have an original expiration date on January 31, 2004, 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to January 31, 2009.

The Company granted 75,685,880 warrants during the year ended April 30, 2008 in connection with a funding by Vicis Capital Master Fund in February 2008.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE P- INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carryforwards of approximately $8,500,000 which will expire within 2028.. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $ 0 at April 30, 2008.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

The income tax provision (benefit) for the years ended April 30, 2008 and  2007 consists of the following:

	April 30, 2008	April 30, 2007

Continuing Operations
Current
Federal	$--	$--
State	--	800
	--	800

Deferred
Federal	75,000	(69,000)
State	21,000	(16,000)
	96,000	(85,000)

	96,000	$(84,200)

Discontinued Operations
Federal	--	10,000
State	--	--
	--	10,000

Total	$96,000	$(74,200)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE P - INCOME TAXES (Continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Year Ended April 30, 2008	Year Ended April 30, 2007

Computed “expected” income tax expense at approximately 34%	$(386,000)	$(470,000)

Increase (decrease) in NOL carryforwards	386,000	444,000

Discretionary change in valuation allowances of deferred income taxes	90,000	(48,000)

Various other	6,000	(200)

	$96,000	$(74,200)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	April 30, 2008	April 30, 2007
Deferred tax assets:
Federal and state net operating loss	$1,586,000	$1,132,000
Allowance and accruals not recognized for income tax purposes	-	-
Total gross deferred tax assets	1,586,000	1,132,000
Less : Valuation allowance	(1,498,000)	(954,000)
Net deferred tax assets	$88,000	$178,000

Deferred tax liabilities:

Total gross deferred tax liabilities:
Depreciation and amortization, net	(88,000)	(80,000)
Deferred state tax liability	-	(2,000)
Total net deferred tax liabilities	$-	$(82,000)

These amounts have been presented in the consolidated balance sheets as follows:

	April 30, 2008	April 30, 2007

Current deferred tax asset	$-	$-
Non current deferred tax asset	-	96,000
Non current deferred tax liability	-	-
Total net deferred tax asset	$-	$96,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE Q - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year.  The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2008	2007
Net income (loss) available to common stockholders	$(8,649,863)	$(1,343,778)
Earnings (losses) per share:
Basic and diluted earnings per share	$(0.88)	$(0.17)
Weighted average number of common shares outstanding for computation:
Basic and diluted	9,774,281	7,970,132

For the years ended April 30, 2008, 75,685,880 potential shares were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE R - COMMITMENTS AND CONTINGENCIES

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
Rental expenses charged to operations for the year ended April 30, 2008 and 2007 are $327,113 and $211,619, respectively.

Litigation

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

In February, 2008 , the company filed a lawsuit against Santa Rosa City Schools for damages in excess of $600,000.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE S- SUBSEQUENT EVENTS

Loan and Security Agreement

Effective June 10, 2008, the Company entered into a one-year  revolving line of credit agreement with State Financial Corporation which is secured by receivable and property.  Borrowings under the revolving line of credit is based upon 80% of the aggregate outstanding eligible accounts receivable with the maximum borrowings of $2,000,000

Amendment to Articles of Incorporation or Bylaws

On June 24, 2008, the board of directors of the Company designated 2,750,000 shares of  authorized but unissued preferred stock to be designated as "Series C Convertible Preferred Stock" and filed a Statement of Designations with the State of Nevada establishing the terms, rights and preferences of the Series C Preferred Stock

The Series C Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.07 per share at any time (total of 250,000,000 Series C Preferred Stock; c)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted; d) accrues dividends on any balance outstanding at an annual rate of twelve percent (12%) (dividends are due and payable quarterly in arrears in cash).  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries subject only to a lien by State Financial Corporation or other asset-backed lender in an amount not to exceed $2,000,000

Amended and Restated Securities Agreement

On June 26, 2008 Global Diversified Industries, Inc. (the  "Company") entered into a an Amended and Restated Securities Agreement with Babirak Carr, P.C., solely as administrative agent for Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, pursuant to which the Company issued and sold (a) a series of its Series C Convertible Preferred Stock (the “Series C Preferred Stock”)having an aggregate original stated value of $1,750,000 (total of 1,750,000 shares of Series C Preferred Stock), (b) its Series 3 Common Stock Purchase Warrants exercisable, in the aggregate, for 35,000,000 shares of Common Stock (individually, a “Series 3 Warrant” and collectively, the “Series 3 Warrants”).  The total cash paid for the Series C Preferred Stock and Series 3 Warrants was $1,750,000.

NOTE S- SUBSEQUENT EVENTS (Continued)

The Series C Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.07 per share at any time (total of 250,000,000 Series C Preferred Stock; c)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted; d) accrues dividends on any balance outstanding at an annual rate of twelve percent (12%) (dividends are due and payable quarterly in arrears in cash).  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries subject only to a lien by State Financial Corporation or other asset-backed lender in an amount not to exceed $2,000,000 .

The Series 3 Warrants have an exercise price of $.10 per share (total of 35,000,000 shares of Common Stock and have a term of 7 years from the date of issuance.

Under the terms of the Series C Preferred Stock and the Series 3 Warrants, Vicis may convert the Series C Preferred Stock and exercise the Series 3 Warrants,  provided that such Conversion and/or exercise do not result in Vicis beneficially owning more that 4.99% of our outstanding shares of Common Stock after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series C Preferred Stock and/or exercise of the Series 3 Warrants. This limitation may be changed from 4.99% to 9.99% upon not less than 61 days notice to the Company by Vicis.

The Company paid $75,000 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 10% commission ($175,000);  a Series BD-4 Warrant to purchase 2,500,000 shares of Common Stock at an exercise price of $.07 per share exercisable for 5 years from the date of issuance; and c) a Series BD-5 Warrant to purchase 3,500,000 shares of Common Stock at an exercise price of $.10 per share exercisable for 7 years from the date of issuance.

The Series 3 Warrants, the Series BD-4 and Series BD-5 Warrants have "cashless exercise" provisions and certain anti-dilution rights.

The Company agreed to register the Common Stock underlying the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the Series BD-5 Warrants pursuant to a Registration Rights Agreement.

The issuance of the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the issuance of the Series BD-5 Warrants  were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933,

NOTE S- SUBSEQUENT EVENTS (Continued)

Guarantee Fee, Indemnification, and Security Agreement

On July 29,,2008, the Company entered into a Guarantee Fee, Indemnification, and Security Agreement with Rebecca Manandic, and Joseph Salmeri, (individually, a  “Guarantor” and collectively, the “Guarantors”) pursuant to which in consideration for the continuing guarantee by the Guarantors of Surety Bonds issued to the Company, the Company: a) issued a "Blanket-Lien", in favor of the Guarantors, on all of the Company's and the Company's subsidiaries' assets, b) issued a Warrant to Rebecca Manandic (the "Manandic Warrant") to purchase 26,950,000 shares of Common Stock of the Company at an exercise price of $.10 per share, exercisable for the 7 year period from the date of issuance, and c)  issued a Warrant to Joseph Salmeri (the "Salmeri Warrant") to purchase 8,050,000 shares of Common Stock of the Company at an exercise price of $.10 per share, exercisable for the 7 year period from the date of issuance.

The issuance of the Manandic Warrants and the Salmeri Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

 The Manandic Warrants and the Salmeri Warrants have certain anti-dilution rights.

Item 3.02   Sale of Unregistered Securities

See Item 1.01 above.

Item 5.03 Amendment to Articles of Incorporation or Bylaws;

On June 24, 2008, the board of directors of the Company designated 2,750,000 shares of  authorized but unissued preferred stock to be designated as "Series C Convertible Preferred Stock" and filed a Statement of Designations with the State of Nevada establishing the terms, rights and preferences of the Series C Preferred Stock

The Series C Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.07 per share at any time (total of 250,000,000 Series C Preferred Stock; c)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted; d) accrues dividends on any balance outstanding at an annual rate of twelve percent (12%) (dividends are due and payable quarterly in arrears in cash).  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries subject only to a lien by State Financial Corporation or other asset-backed lender in an amount not to exceed $2,000,000 .

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriately to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of April 30, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and  procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in  achieving its stated goal under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Phil Hamilton, President/Chairman

Phillip Hamilton, age 62 has over thirty years entrepreneurial and senior management experience in the manufacturing business.  From February 2003 to current, Mr. Hamilton has been the CEO/ Chairman of the Company.  As the CEO, he has directed the marketing, sales and administrative activities of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2008 and prior.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Phil Hamilton, President
	2008	100,000	0
	2007	85,616	10,000	0		0	0	0
	2006	85,616	37,500
	2005	85,616	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2008 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA	110,000	0.007%

Common Stock	Adam Debard(1), 1200 Airport Drive, Chowchilla, CA	180,000	0.012%

Common Stock	Rebecca Manadic(3), 611 West Main Street, Merced, CA	3,991,448	25.97%

Common Stock	Phillip Hamilton (1) 1200 Airport Drive, Chowchilla, CA	1,708,333	11.11%

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

The Company issued notes payable totaling of $473,965 to a significant shareholder.  The Company granted the shareholder an option to convert a total of $400,000 of principal balance of the notes to the Company’s 2,666,666 shares of the preferred stock, and each share of the preferred stock is convertible to ten shares of the Company’s restricted common stock.  The shareholder has the option to convert the notes to the Company’s securities anytime within three years from the issuance of the notes.  The shareholder converted all of the preferred stock and  notes to common stock on February 22, 2008

In April 2004, two of the Company’s shareholders repaid an aggregate of $499,350 of notes payable due to a bank on behalf of the Company.  The Company issued to the shareholders $199,350 of notes payable with a maturity date on May 1, 2009 and the shareholders agreed to receive the Company’s preferred stock in exchange for the remaining $300,000 due.  The shareholder converted all of the preferred stock and notes to common stock on February 22, 2008.

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
____________________
* Previously filed.
** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		April 30, 2008	April 30, 2007

(i)	Audit Fees	$105,236	$90,057
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	7,500	--
(iv)	All Other Fees		2,800
	Total fees	$112,736	$92,857

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Global Diversified Industries, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 15, 2008	By:	/s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	August 15, 2008
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	August 15, 2008
Adam Debard