Form 10-Q
period 2008-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2008-09-22
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

Commission file number: 333-83231

GLOBAL DIVERSIFIED INDUSTRIES, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	95-4741485
(State of incorporation)	(IRS Employer Identification No.)

1200 Airport Drive, Chowchilla, CA	93610
(Address of principal executive offices)	(Zip Code)

(559) 665-5800
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity,: 15,369,885 shares of Common Stock ($.001 par value) as of September 22, 2008.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2008	April 30, 2008
ASSETS:		(Restated)
Current assets:
Cash and cash equivalents	$566,994	$53,193
Accounts receivable	565,158	386,040
Inventories	2,776,962	2,357,378
Advance to employees	29,431	16,737
Prepaid expenses	183,331	246,196
Total current assets	$4,121,876	$3,059,544

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437	3,081,437
Less: Accumulated depreciation	(1,356,271)	(1,291,771)
Total property, plant and equipment, net	1,725,166	1,789,666

Other assets: Inventories	895,929	895,929
Deferred charges	97,752	-

Deposit and others	100,910	113,614
Intangible assets net of accumulated amortization of $ 306,360 and $284,170 at July 31, 2008 and April 30, 2008, respectively (Note F)	949,811	901,670
Total other assets	2,044,402	1,911,213

Total Assets	$7,891,444	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	July 31, 2008	April 30, 2008
		(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$507,383	$493,156
Dividend payable	46,863	69,686
Notes payable to related parties, current portion (Note B)	-	5,500
Notes payable, current portion (Note B)	236,022	22,384
Total current liabilities	790,268	590,726

Long-term liabilities:

Notes payable, long term portion, net of debt discount (Note B)	251,555	246,710

Commitment and contingencies	-	-
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at July 31, 2008	1,750,000	-
Discount on Preferred Stock Series C	(1,749,850)	-
Net Preferred Stock Series C	150	-
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at July 31, 2008(Note )	3,484,294	3,484,294
Discount on Preferred Stock Series B	(3,482,076	(3,483,900)
Net Preferred Stock Series B	2,218	394
Stockholders' equity:
Common stock, par value $ .001 per share; 2,750,000,000 shares authorized; 15,369,885 and 15,369,885 shares issued and outstanding at July 31, 2008 and April 30, 2008, respectively (Note C)	15,370	15,370
Additional paid-in capital	13,182,723	11,783,165
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(6,350,790)	(5,875,892)
Total stockholders' equity	6,847,253	5,922,593

Total liabilities and stockholders' equity	$7,891,444	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended July 31,
	2008		2007

Revenues		$499,061	$2,589,400
Cost of goods sold		327,457	1,958,537
Gross profit		171,604	630,863

Operating expenses:
Selling, general and administrative expenses		500,770	406,558
Depreciation and amortization		86,691	80,382
Total operating expense		587,461	486,941

Income/(Loss) from operations		(415,857)	143,922
Other income (expense) Guaranty Expense		(25,622)
Interest expense		(33,419)	(92,539)

Net income/(loss)		(474,898)	51,383

Preferred Dividends, paid or accrued		124,090	-
Accretion of discount on preferred stock		1,974

Net income/(loss) attributable to common stockholders		$(600,962)	$51,383

Earnings per common share:
Basic	$	(0.04)	$0.00
Diluted		$(0.04)	$0.00
Weighted average shares outstanding:
Basic		15,369,885	8,361,548
Diluted		N/A	10,204,717

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss) from operations	$(474,898)	$51,383
Adjustment to reconcile net income to net cash:
Depreciation and amortization	86,691	80,382
Common stock issued in exchange for services rendered		18,000
Amortization and write-off of debt discount	4,845	4,845
Amortization of Guaranty Expenses	25,622
Common stock issued in exchange for rent		87,282
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(179,118)	(1,491,897)
(Increase)/decrease in inventory	(419,584)	(515,008)
(Increase)/ decrease in prepaid expense and others	(22,183)	29,730
(Increase)/decrease in employee advances	(12,694)	(16,318)
Increase/(decrease) in accounts payable and accrued liabilities	14,226	225,129
Increase/(decrease) in deferred revenue	-	-
Net cash used in operating activities:	(977,093)	(1,526,472)

Cash flows from investing activities:
Additions to intangible assets	(70,331)	(26,850)
Net cash used in investing activities	(70,331)	(26,850)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net of costs and fees	-	630,000
Proceeds from sale of Series C Preferred Stock, net of cost	1,500,000
Preferred Dividends paid	(146,913)
Proceeds from notes payable	213,638	581,656
Principal payments from notes to related parties	(5,500)	-
Net cash provided by financing activities	1,561,225	1,211,656

Net decrease in cash and cash equivalents	513,801	(341,666)
Cash and cash equivalents at beginning of period	53,193	356,569
Cash and cash equivalents at end of period	$566,994	$14,903

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$14,637	$55,271
Common stock issued to consultants for services rendered		18,000
Common stock issued in exchange for rent		87,282
Common stock issued in exchange for accrued interest on note		20,000
Beneficial conversion feature of convertible notes	4,845	4,845
Accretion of preferred stock discounts charged to paid-in capital	1,974	-

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
JULY 31, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the three month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Restatement of April 30, 2008 Balance Sheet (Unaudited)

The Company has restated their financial statements as of and for their fiscal year ended April 30, 2008 to correct the classification of and related accounting for a total of 75,685,880 common stock purchase warrants issued in connection with the Company’s Series B Redeemable Convertible Preferred Stock.  These warrants had been incorrectly classified as “Liabilities” (rather than “Equity”).  Classification as a liability required “Derivative” accounting treatment under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force Consensus 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), rather than recording the effective beneficial conversion feature under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The accounting treatment previously applied resulted in the reporting of the preferred stock in the net carrying amount of $2,021,574 and the incorrect recognition of a $7,141,496 “Warrant” liability, both as of April 30, 2008; and a related net financing expense of $6,459,362, after the offset a “Mark-to-Market” gain.  Additional paid in capital had been adjusted for the difference.  The restatement reversed each of the above entries on the Company’s books.  After applying EITF’s 08-5 and 00-27, the $3,484,294 face value of the related Series B Preferred Stock was fully offset by the aggregate discounts for the effective beneficial conversion feature of the preferred stock and the relative fair value of the warrants.  At April 30, 2008, $394 of such discount had been amortized, which amount is the carrying value of the preferred at that date.  The discount will continue to be amortized until the February 21, 2010 mandatory redemption date of the Series B Preferred Stock.

The following tables show the principal financial statement line items initially reported as of and the year ended April 30, 2008, the restatement entries made and balances of the applicable financial statement items as restated.  There was no change to any asset accounts.  The restatement entries have been posted to the accompanying April 30, 3008 balance sheet as follows:

	As Reported	Adjustments	As Restated

Warrant Liability	$7,141,496	$(7,141,496)	$-
Total liabilities	7,979,380	(7,141,944)	837,436
Series B Preferred Stock, net of unamortized discount	2,021,574	(2,021,180)	394

Stockholders' Equity (Deficiency)
Additional paid in capital	9,282,089	2,501,076	11,783,165
Accumulated deficit	(12,537,940)	6,662,048	(5,875,892)
Total Stockholders' Equity (Deficiency)	(3,240,531)	9,163,124	5,922,593
Total Liabilities and Stockholders' Equity	$6,760,423	$-	$6,760,423

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2008

Effect of Adjustments on the 2008 Statement of Operations (Unaudited)

	As Reported	Adjustments	As Restated

Loss from operations	$(1,537,923)	-	$(1,537,923)

Fair value of warrants issued in connection with Series B Preferred	(7,760,305)	7,760,305	-
Unrealized change in fair value of warrants	1,300,943	(1,300,943)	-
Interest (expense), net	(353,892)	-	(353,892)

Loss before provision for income taxes	(8,351,177)	6,459,362	(1,891,815)

Net loss	(8,447,177)	6,459,362	(1,987,815)

Preferred stock dividends, actual and imputed	202,686	(132,606)	70,080

Net loss attributable to common shareholders	$(8,649,863)	$6,591,968	$(2,057,895)

Basic and diluted loss per common share	$(0.88)	$(0.57)	$(0.21)

Effect of Related Prospective Accounting Pronouncement

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants.

Revenue Recognition

The Company recognizes revenues, except several construction-type fixed-price contracts, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which modified Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2008

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

Under the percentage-of-completion method, progress toward completion is measured by the ratio of costs incurred to total estimated costs. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident. The total estimated loss includes all costs allocable to the specific contract. Each construction contract is reviewed individually to determine the appropriate basis of recognizing revenue. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.  Costs in excess of billings are grouped with work-in process inventories.

Currently, there are no warranties provided with the purchase of the Company's products. The cost of replacing defective products and product returns have been immaterial and within management's expectations. In the future, when the company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Reclassifications

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on results of operations.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to revenue recognition, bad debts, excess inventory, impairment of intangible assets, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“Statement 141(R)”) and Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“Statement 160”). Statements 141(R) and 160 require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  Both statements are effective for fiscal years beginning after December 15, 2008.  Statement 141(R) will be applied to business combinations occurring after the effective date.  Statement 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of Statements 141(R) and 160 will have on the Company’s financial position or results of operations.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2008

NOTE B - NOTES PAYABLE

A summary of notes payable at July 31, 2008 and 2007 is as follows:

	July 31, 2008	April 30, 2008

Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 1, 2008	-	5,500

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	22,547	22,547

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	251,555	246,710

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007. Maximum borrowing capacity of $3,000,000. Agreement cancelled in April, 2008.	(163)	(163)

Note payable revolving agreement secured by receivable and property with interest and administrative fee payable monthly; interest is at 24% per annum, maturity date is on June 9, 2009. Maximum borrowing capacity of $2,000,000.	213,638	-
Total Notes Payable	487,577	274,594
Less: current portion	(236,022)	(27,884)
Total - notes payable – long term	251,555	$246,710

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $4,845 and $4,845 for the periods year ended July 31, 2008 and 2007, respectively.

NOTE C – CAPITAL STOCK

On November 7, 2001 the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $.001. The Company also created a Series A Preferred class of stock, $.001 par value, and authorized 10,000,000 shares.  On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share.  Effective February 21, 2008, the Registrant amended its Articles of Incorporation to (a) increase its authorized common stock from four hundred million (400,000,000) to two billion seven hundred thirty six million five hundred thousand (2,736,500,000) shares, (b) increase its authorized preferred stock from ten million (10,000,000) to thirteen million five hundred thousand (13,500,000) shares, (c) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, (d)  establish the designations, rights and preferences of the Series B Preferred Stock.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2008

NOTE C – CAPITAL STOCK (Continued)

Effective June 24, 2008, the Registrant amended its Articles of Incorporation to authorize (a) to increase its authorized preferred stock from thirteen million five hundred thousand  (13,500,000) shares to sixteen million two hundred fifty thousand (16,250,000) shares , (b) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, (c) establish the designations, rights and preferences of the Series C Preferred Stock.

As of July 31, 2008 and April 30, 2008, the Company has 15,369,887 and 15,369,887 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the three months period ended July 31, 2008.  The Company has 50,000 shares of treasury stock at July 31, 2008 and April 30, 2008

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

NOTE D – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES B

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

 In connection with the February 22, 2008 issuance of the Series B Preferred Stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to do so, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of damages that may be due is one and a one-half percent of the stated value of 12% Preferred Stock per month; provided, however, that in no event shall the aggregate amount paid exceed nine percent of the stated value. The Company is in default of this requirement but has obtained a waiver on this provision from the holders.  In accordance with SFAS 5, “Accounting for Contingencies,” no penalty accrual has been made as management has concluded that none will be payable.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE D – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES B (Continued)

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

As additional consideration for the purchase of the Series B shares, the Company granted to the holders of the Series B shares a) warrants entitling it to purchase 34,842,940 common shares of the Company’s common stock at the price of $0.20 per share expiring five years from issuance and b) warrants entitling it to purchase 34,842,940 common shares of the Company at a price of $0.40 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. As discussed in Note A to these condensed consolidated financial statements, the Company’s original accounting for the warrants and the related preferred stock classified the warrants as liabilities and recorded their estimated fair value at date of issue to be $7,760,305 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

In addition, the Company issued to broker/dealers a) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.10 per share expiring five years from issuance; b) warrants entitling it to purchase 2,000,000 common shares of the Company at a price of $0.20 per share expiring five years from issuance and c) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.40 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the issuance of the Series B preferred stock to be $682,133 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.   These warrants were initially accounted for in the same manner as the warrants issued to the purchasers of the Series B Preferred Stock.

Under the original accounting, the Company recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $8,442,438 and a charge to financing expense for the value attributable to financing activities of $7,760,305 and a charge the additional paid in capital as cost relating to obtaining financing of $682,133.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.

As discussed in Note A, the Company has now determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions in EITF 00-19 for treatment as equity instruments and the Company has restated their 2008 financial statements.  The effect of these restatements is disclosed in Note A.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $394 and $2,218 at April 30, and July 31, 2008, respectively.

NOTE E – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C

On June 26, 2008 the  Company entered into a an Amended and Restated Securities Agreement with Babirak Carr, P.C., solely as administrative agent for Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, pursuant to which the Company issued and sold (a) a series of its Series C Convertible Preferred Stock having an aggregate original stated value of $1,750,000 (total of 1,750,000 shares of Series C Preferred Stock), and (b) its Series 3 Common Stock Purchase Warrants exercisable, in the aggregate, for 35,000,000 shares of Common Stock.  The total cash paid to the Company for the Series C Preferred Stock and Series 3 Warrants was $1,750,000.  The Company paid $75,000 in expenses to Vicis, which included legal fees of Vicis.

The Series C Preferred Stock: a) has a stated amount of $1.00 per share; (b) is convertible at the option of the holder at a price of $.07 per share at any time into a total of 25,000,000 Series C Preferred Stock; c)  is subject to redemption in one lump sum payment on the date two years from the date of issuance, unless earlier converted; d) accrues dividends on any balance outstanding at an annual rate of twelve percent, due and payable quarterly in arrears in cash.  Redemption of the outstanding principal and any accrued but unpaid dividends is guaranteed by the Registrant’s subsidiaries.  Payment thereof is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries subject only to a lien by State Financial Corporation or other asset-backed lender in an amount not to exceed $2,000,000.

The Series 3 Warrants for a total of 35,000,000 shares of Common Stock have an exercise price of $.10 per share and have a term of 7 years from the date of issuance.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE E – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C (Continued)

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

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 10% cash commission of $175,000; a Series BD-4 Warrant to purchase 2,500,000 shares of Common Stock at an exercise price of $.07 per share exercisable for 5 years from the date of issuance; and c) a Series BD-5 Warrant to purchase 3,500,000 shares of Common Stock at an exercise price of $.10 per share exercisable for 7 years from the date of issuance.

The Series 3 Warrants, the Series BD-4 and Series BD-5 Warrants have "cashless exercise" provisions and certain anti-dilution rights.  The Company agreed to register the Common Stock underlying the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the Series BD-5 Warrants pursuant to a Registration Rights Agreement.

The issuance of the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the issuance of the Series BD-5 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 of Regulation D.

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note A. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $150 at July 31, 2008 which is the carrying value at that date.

NOTE F- ACQUISITION OF INTANGIBLE ASSETS

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of July 31, 2008.

Total identifiable intangible assets acquired and their carrying value at July 31, 2008 are:
	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$906,171	$(306,360)	$599,811	$-	10.0
Total Amortized Identifiable Intangible Assets	906,171	(306,360)	599,811	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,256,171	$(306,360)	$949,811	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE F- ACQUISITION OF INTANGIBLE ASSETS – (Continued)

Total amortization expense charged to operations for the quarters ended July 31 2008 and 2007 were $22,191 and $21,967, respectively.   Estimated amortization expense as of July 31, 2008 is as follows:

2009	$88,760
2010	88,760
2011	88,760
2012	88,760
2013 and after	244,771
Total	$599,811

NOTE G- INCOME TAXES

Deferred income taxes result from the temporary differences arising from the use of accelerated depreciation methods for income tax purposes and the straight-line method for financial statement purposes, from differences in the timing of recognition of the state income tax provision for book and tax reporting purposes, and an accumulation of Net Operating Loss carry-forwards for income tax purposes with a valuation allowance against the carry-forwards for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $9,000,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through July 31, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at July 31, 2008.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was no income tax provision or benefit for the three months ended July 31, 2008 and 2007.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Three Months Ended July 31, 2008	Three Months Ended July, 2007

Computed “expected” income tax expense (benefit) at approximately 34%	$(157,000)	$17,000
Effect of available NOL carry-forwards		(17,000)
Losses not producing benefits	157,000
	--	--

NOTE H – GUARANTEE FEE AGREEMENT

On July 29, 2008, the Company entered into a Guarantee Fee, Indemnification, and Security Agreement with two individuals,  collectively, the “Guarantors” pursuant to which in consideration for the continuing guarantee by the Guarantors of various surety bonds issued to the Company, the Company: a) issued a "Blanket-Lien", in favor of the Guarantors, on all of the Company's and the Company's subsidiaries' assets, b) issued the Guarantors warrants to purchase 26,950,000 and 8,050,000 shares, respectively,   of the Company’s common stock, all at an exercise price of $.10 per share, exercisable for the seven year period from the date of issuance.  The warrants have certain anti-dilution rights.

The warrants have an aggregate fair value of $3,143,000, as determined by the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.61%, expected volatility of 233.64%, and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of one-year.  The Company is recognizing the related expense proportionately over the year.  For the initial three-day period, the Company recorded expense of $25,622 with an equivalent offset to additional paid-in capital.

The issuance of the above warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	-	$-
Outstanding at April 30, 2008	-	-
Outstanding at July 31, 2008	-	$-

During the quarter ended July 31, 2008 ant the year ended April 30, 2008, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended July 31, 2008 and 2007. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2,000,000	4.40	$0.10	2,000,000	$0.10
$0.20	36,842,940	4.40	$0.20	36,842,940	$0.20
$0.40	36,842,940	6.40	$0.40	36,842,940	$0.40
$0.10	76,000,000	6.80	$0.10	76,000,000	$0.10
Total	151,685,880		$0.20	151,685,880	$0.20

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.29
Granted	76,000,000	0.10
Exercised	-	-
Canceled or expired
Outstanding at July 31, 2008	151,685,880	$0.20

The Company granted 750,000 of warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003.  The warrants granted have an original expiration date on January 31, 2004, 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to January 31, 2008.  These warrants have expired.

The Company granted 75,685,880 warrants during the year ended April 30, 2008 and granted 76,000,000 in June 2008 in with two funding by Vicis Capital Master Funds.  Of the 75,685,880 warrants granted during the year ended April 30, 2008, 40,842,940 will expire on February 21, 2013 and the remaining 34,842,940 warrants expire on February 21, 2015. The 41,000,000 warrants granted in June 24, 2008 and the 35,000,000 warrants granted in July 27, 2008 will expire on June 25, 2015 and July 28, 2015 respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE J – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options outstanding at July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008

This report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate", "expects", "intends", "plans", "believes", "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Global Diversified Industries, Inc. Such discussion represents only the best present assessment from our Management.

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Restatement of April 30, 2008 Balance Sheet (Unaudited)

The Company has restated their financial statements as of and for their fiscal year ended April 30, 2008 to correct the classification of and related accounting for a total of 75,685,880 common stock purchase warrants issued in connection with the Company’s Series B Redeemable Convertible Preferred Stock.  These warrants had been incorrectly classified as “Liabilities” (rather than “Equity”).  Classification as a liability required “Derivative” accounting treatment under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force Consensus 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), rather than recording the effective beneficial conversion feature under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The accounting treatment previously applied resulted in the reporting of the preferred stock in the net carrying amount of $2,021,574 and the incorrect recognition of a $7,141,496 “Warrant” liability, both as of April 30, 2008; and a related net financing expense of $6,459,362, after the offset a “Mark-to-Market” gain.  Additional paid in capital had been adjusted for the difference.  The restatement reversed each of the above entries on the Company’s books.  After applying EITF’s 08-5 and 00-27, the $3,484,294 face value of the related Series B Preferred Stock was fully offset by the aggregate discounts for the effective beneficial conversion feature of the preferred stock and the relative fair value of the warrants.  At April 30, 2008, $394 of such discount had been amortized, which amount is the carrying value of the preferred at that date.  The discount will continue to be amortized until the February 21, 2010 mandatory redemption date of the Series B Preferred Stock.

The following tables show the principal financial statement line items initially reported as of and the year ended April 30, 2008, the restatement entries made and balances of the applicable financial statement items as restated.  There was no change to any asset accounts.  The restatement entries have been posted to the accompanying April 30, 3008 balance sheet as follows:

	As Reported	Adjustments	As Restated

Warrant Liability	$7,141,496	$(7,141,496)	$-
Total liabilities	7,979,380	(7,141,944)	837,436
Series B Preferred Stock, net of unamortized discount	2,021,574	(2,021,180)	394

Stockholders' Equity (Deficiency)
Additional paid in capital	9,282,089	2,501,076	11,783,165
Accumulated deficit	(12,537,940)	6,662,048	(5,875,892)
Total Stockholders' Equity (Deficiency)	(3,240,531)	9,163,124	5,922,593
Total Liabilities and Stockholders' Equity	$6,760,423	$-	$6,760,423

Effect of Adjustments on the 2008 Statement of Operations (Unaudited)

	As Reported	Adjustments	As Restated

Loss from operations	$(1,537,923)	-	$(1,537,923)

Fair value of warrants issued in connection with Series B Preferred	(7,760,305)	7,760,305	-
Unrealized change in fair value of warrants	1,300,943	(1,300,943)	-
Interest (expense), net	(353,892)	-	(353,892)

Loss before provision for income taxes	(8,351,177)	6,459,362	(1,891,815)

Net loss	(8,447,177)	6,459,362	(1,987,815)

Preferred stock dividends, actual and imputed	202,686	(132,606)	70,080

Net loss attributable to common shareholders	$(8,649,863)	$6,591,968	$(2,057,895)

Basic and diluted loss per common share	$(0.88)	$(0.57)	$(0.21)

Effect of Related Prospective Accounting Pronouncement

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants.

See Critical Accounting Policies, Notes D and E to the condensed consolidated financial statements for a further discussion of the Series B Preferred and the Series C Preferred issued on June 26, 2008 as well as Part II, Item 2 this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2008 TO THE THREE MONTHS ENDED JULY 31, 2007

The Company’s total revenues were $499,061 for the quarter ended July 31, 2008 compared to $2,589,400 for the same time period in 2007, a decrease of $2,090,339.  The Company reduced its manufacturing operations to a minimum during the quarter ended July 31, 2008 until proper funding was secured to enable the company to be properly funded to operate efficiently and profitably. The Company secured an additional $1,750,000 funding from Vicis Capital Master Fund in June 2008, which has enabled the Company to ramp up its production for the next quarter.

Cost of goods sold generally vary with our revenues.  Cost of goods sold as a percentage of our revenues were 34% and 24% respectively, for the quarter ended July 31, 2008 and 2007.

Total operating expenses were $587,461 for the three months ended July 31, 2008 compared to $486,941 for the same time period in 2007.  The Company’s legal and professional fees increased by $74,437 when comparing the first quarter of 2008 and 2007, which was attributed to the expense of securing the funding from Vicis Capital Master Fund.  The Company’s payroll and related costs increased by $35,467 when comparing the first quarter of 2008 and 2007, which is the result of hiring two part time administrative staff to assist with the year end audit.

Liquidity and Capital Resources

As of July 31, 2008, the Company had a working capital surplus of $3,331,608. Net loss for the three months ended July 31, 2008 was $474,898. The Company generated a negative cash flow from operations of $1,227,093 for the three-month period ended July 31, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $86,690, amortization of debt discount of $4,845, an increase  in accounts receivable of $179,118, an increase in inventory of $419,584, an increase in other assets of $267,059 and an increase in accounts payable of $14,227.

Cash flows used in investing activities for the three-month period ended July 31, 2008 consisted of the acquisition of $70,331 of  architectural plans used in operations.

The Company funded operations during the three months ended July 31, 2008 from proceeds from the sale Series C Preferred Stock of $1,750,000 and $213,638 from notes payable from the Company’s line of credit. The Company paid preferred stock dividends of $146,913 to the preferred stockholders and reduced debt to stockholders by $5,500.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 (R), "Share Based Payment" In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition Hybrid equity instruments Warrants issued for certain services
•	Inventories
•	Allowance for doubtful accounts

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

Hybrid Equity Instruments

Redeemable convertible preferred stock issued with common stock purchase warrants present one of the most difficult areas in today’s accounting environment.  Restatements such as the one described above and in Notes A and D to the condensed consolidated financial statements have not been uncommon in recent years.  The correct treatment of these instruments requires careful analysis and the choice and application of the proper rules encompassed by several accounting pronouncements as discussed in the above-referenced notes.  Moreover these accounting rules continue to evolve.  As an example, as indicated above when effective, EITF 07-5 will result in a reclassification to liability and related mark-to-market accounting for the warrants issued with the Series B and C Preferred Stock.

As discussed in the restatement note, the Company initially miss-interpreted certain clauses in the applicable February 2008 warrant agreements and also did not correctly interpret the requirements of EITF 00-19.  Shortly after filing its Form 10-KSB for the year ended April 30, 2008 the Company revised its analysis of the Warrant Agreements and the applicability of EITF 00-19.  The Company retained a financial reporting consultant, revisited the issue with its independent auditors and also consulted with the Office of the Chief Accountant of the SEC.  Eventually the Company’s auditors agreed with the Company’s  position that restatement was required and Chief Accountant’s Staff advised they would not object to a restatement on the basis of the facts presented to them.

Warrants issued for certain services

The Company has issued certain warrants in exchange for a continuing guarantee of its surety bonds.  As the period of service is prospective for the one-year term of the agreement the Company is charging the fair value of these warrants proportionately over such one-year term.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of July 31, 2008, we determined a reserve was not required against our account receivables.

Employees

As of July 31, 2008, the company had 60 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2008 Form 10-KSB includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

Subsequent Events

There were no subsequent events that occurred since July 31, 2008.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of September 14, 2008, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

IMPLEMENTATION OF SECTION 404 OF THE SARBANS-OXLEY ACT

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the fiscal year ended April 30, 2008. In addition, commencing with our annual report for the fiscal year ending April 30, 2010 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

Upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company's management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated as of and within 45 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.
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

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2008, the company filed a Form 8-K report to the SEC, which stated that the company completed a private placement on June 26, 2008, and issued (a) its Series C Preferred Stock having an aggregate original principal balance of $1,750,000, (b) its Series 3 Warrants exercisable, in aggregate, for 35,000,000 shares of Common Stock, (c) Series BD-4 Warrants exercisable, in the aggregate for 2,500,000 shares of Common Stock and (d) Series BD-5 Warrants exercisable, in the aggregate for 3,500,000 shares of Common Stock (the “Series C Offering”). The stated value of the Series C Preferred Stock converts into Common Stock at a conversion price of ten cent ($.10) per share.  The total cash paid for the Securities was $1,750,000 in cash.

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

The Form 8-K  report filed  to the SEC on August 12, 2008,  also stated that on July 29, 2008, the Company entered into a Guarantee Fee, Indemnification, and Security Agreement with Guarantors pursuant to which in consideration for the continuing guarantee by the Guarantors of Surety Bonds issued to the Company, the Company issued  Warrants exercisable, in aggregate, for 35,000,000 shares of Common Stock of the Company at an exercise price of $.10 per share, exercisable for the 7 year period from the date of issuance.

The issuance of the Warrants to the Guarantors were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: September 22, 2008	By:	/s/ Phillip Hamilton
President and Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2008	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)