Form 10KSB/A
period 2008-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2008-10-28
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________________________

FORM 10-KSB/A
Amendment No. 1

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

EXPLANATORY NOTE

We are amending our Annual Report on Form 10KSB/A to restate our financial statements for the year ended April 30, 2008 and applicable related disclosures. We have identified certain accounting errors related to the recording of our preferred stock instruments and warrants associated with our preferred stock instruments. We have performed an analysis of our preferred stock agreements and related warrants and have concluded that we incorrectly recorded the warrants associated with this issuance as a derivative due to our incorrect interpretation of EITF 00-19. We had also improperly bifurcated the warrants from our preferred stock. After further review of EITF’s 98-5 and 00-27 we determined there was a beneficial conversion feature inherent within our preferred stock. Our analysis further determined that all the warrants associated with our redeemable preferred stock qualify for treatment as equity under SFAS No. 133 and EITF 00-19. We also had not appropriately accounted for financing costs incurred as a direct result of these debt arrangements. . The beneficial conversion feature and the value of investor and broker-dealer warrants and financing costs reduced the initial carrying value of the preferred stock to zero.  Such initial carrying value is being accreted up to the face value of the preferred over the two-year term thereof.  We have added Note S to disclose the effect and further information regarding the above changes.

The effect of the (non-cash) changes related to the above corrections resulted in a decrease in our net loss as reported in our statement of operations for the year ended April 30, 2008 of $6,459,362 and a decrease in our net loss attributable to common shareholders of $6,591,968.  Our basic and diluted loss attributable to common shareholders per share for the year ended April 30, 2008 decreased by $0.67 per share to a loss of $0.31.   The cumulative effect on our balance sheet was to decrease total current liabilities by $7,141,944 as of April 30, 2008, and to reduce shareholders’ deficit by $9,163,124.

The following sections of this Form 10-KSB/A have been amended to reflect the restatement:

•	Part I — Item 1A. “Risk Factors;”

•	Part II — Item 6. “Selected Financial Data;”

·	Part II — Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

·	Part II — Item 7. “Financial Statements;” and

·	Part II — Item 8A. “Controls and Procedures;”

For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-K for the fiscal year ended December 31, 2007.

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

Restatement of April 30, 2008 Balance Sheet

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

The accounting treatment previously applied resulted in the reporting of the preferred stock in the net carrying amount of $2,021,574 and the incorrect recognition of a $7,141,496 “Warrant” liability, both as of April 30, 2008; and a related net financing expense of $6,459,362, after the offset a “Mark-to-Market” gain.  Additional paid in capital had been adjusted for the difference.  The restatement reversed each of the above entries on the Company’s books.  After applying EITF’s 98-5  and 00-27, the $3,484,294 face value of the related Series B Preferred Stock was fully offset by the aggregate discounts for the effective beneficial conversion feature of the preferred stock and the relative fair value of the warrants.  At April 30, 2008, $394 of such discount had been amortized, which amount is the carrying value of the preferred at that date.  The discount will continue to be amortized until the February 21, 2010 mandatory redemption date of the Series B Preferred Stock.

The following tables show the principal financial statement line items initially reported as of and the year ended April 30, 2008, the restatement entries made and balances of the applicable financial statement items as restated.  There was no change to any asset accounts.  The restatement entries have been posted to the accompanying April 30, 3008 balance sheet as follows:

	As Reported	Adjustments	As Restated
Warrant Liability	$7,141,496	$(7,141,496)	$-
Total liabilities	7,979,380	(7,141,944)	837,436
Series B Preferred Stock, net of unamortized discount	2,021,574	(2,021,180)	394
Stockholders' Equity (Deficiency)
Additional paid in capital	9,282,089	2,501,076	11,783,165
Accumulated deficit	(12,537,940)	6,662,048	(5,875,892)
Total Stockholders' Equity (Deficiency)	(3,240,531)	9,163,124	5,922,593
Total Liabilities and Stockholders' Equity	$6,760,423	$-	$6,760,423

	As Reported	Adjustments	As Restated
Loss from operations	$(1,537,923)	-	$(1,537,923)
Fair value of warrants issued in connection with Series B Preferred	(7,760,305)	7,760,305	-
Unrealized change in fair value of warrants	1,300,943	(1,300,943)	-
Interest (expense), net	(353,892)	-	(353,892)
Loss before provision for income taxes	(8,351,177)	6,459,362	(1,891,815)
Net loss	(8,447,177)	6,459,362	(1,987,815)
Preferred stock dividends, actual and imputed	202,686	(132,606)	70,080
Net loss attributable to common shareholders	$(8,649,863)	$6,591,968	$(2,057,895)
Basic and diluted loss per common share	$(0.88)	$(0.67)	$(0.21)

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.  However, in limited circumstances, certain customers traditionally have requested to take title and risk of ownership prior to shipment.  Revenue for these transactions is recognized only when:

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

Allowance for Uncollectible Accounts

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2008 we determined a reserve was not required against our account receivables.

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

Limited Operating History; Anticipated Losses; Uncertainty Of Future Results

The Company has only a limited operating history upon which an evaluation of its operations and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving manufacturing methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop product lines that will complement each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their modular buildings and related products. The Company may have negative cash flow from operations to continue for the next four (4) quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

RBSM, LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc., and its subsidiaries (the “Company”) as of April 30, 2008 and the related consolidated statements of losses, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

As discussed in Note S, the Company has restated the consolidated balance sheet as of April 30, 2008 and the related consolidated statements of losses, stockholders’ equity, and cash flows for the year then ended.

/S/ RBSM LLP
RBSM LLP

New York, New York
August 13, 2008, except for Note A, Note J, and Note S as to which is date is October 23, 2008.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
APRIL 30, 2008
Restated

ASSETS:
Current assets:
Cash and cash equivalents	$53,193
Accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2008	386,040
Inventories (Note C)	2,357,378
Advance to employees	16,737
Prepaid expenses	246,196
Total current assets	3,059,544

Property, plant and equipment (Note D):
Property, plant and equipment, at cost	3,081,437
Less: accumulated depreciation	(1,291,771)
Total property, plant and equipment, net	1,789,666

Other assets:
Inventories (Note C)	895,929
Deposit and other assets	113,614
Intangible assets, net of accumulated amortization of $ 284,170 at April 30, 2008 (Note B)	901,670
Total other assets	1,911,213

Total Assets	$6,760,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)	$493,156
Notes payable to related parties, current portion (Note H)	5,500
Notes payable, current portion (Note H)	22,384
Dividend payable	69,686
Total current liabilities	590,726

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note H)	246,710

Total long-term liabilities	246,710

Commitment and contingencies (Note Q)	-

Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 share authorized ; 3,484,294 shares issued and outstanding at April 30, 2008 (Note J)	3,484,294
Unamortized Discount on Preferred Stock	(3,483,900)
Net Preferred Stock	394

Stockholders' Equity:

Convertible Redeemable Preferred Stock, Series A, par value $.001 per share; 10,000,000 share authorized ; no shares issued and outstanding at April 30, 2008
Common stock, par value $.001 per share; 2,750,000,000 shares authorized; 15,369,885 shares issued and outstanding at April 30, 2008 (Note K)	15,370
Additional paid-in capital	11,783,165
Treasury stock	(50)
Accumulated deficit	(5,875,892)
Total stockholders' equity	5,922,593

Total liabilities and stockholders' equity	$6,760,423

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008 Restated	2007
Revenue	$5,701,556	$6,639,359
Impairment of inventories (Note C)		850,000
Cost of goods sold	5,665,277	4,778,114
Gross profit	36,279	1,011,245

Operating expenses:
Selling, general and administrative expenses	1,228,362	1,963,798
Depreciation and amortization (Notes B and D)	345,840	318,031
Total operating expense	1,574,202	2,281,829

Loss from operations	(1,537,923)	(1,270,584)

Other income (expense):
Interest (expense), net	(353,892)	(446,137)

Loss before provision for income taxes and discontinued operations	(1,891,815)	(1,716,721)

Income taxes benefit (provision)	(96,000)	74,200

Loss from continuing operations before discontinued operations	(1,987,815)	(1,642,521)

Loss from discontinued operations (Note E)	-	(29,543)
Gain from disposal of discontinued operations (Note E)	-	328,286
Net loss	(1,987,815)	(1,343,778)

Preferred Dividends
Contractual	(69,686)	-
Amortization of preferred stock discount	(394)	-
Total preferred stock dividends	70,080

Net loss attributable to common shareholders	(2,057,895)	(1,343,778)

(Losses) per common share (Note P):
Basic and diluted earnings per share	$(0.21)	$(0.17)
Weighted average shares outstanding for computation:
Basic and diluted	9,774,281	7,970,132

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2008
Restated

			Preferred			Additional	Common
	Series A preferred stock		Stock	Common stock		Paid in	Stock	Treasury	Accumulated
	Shares	Amount	Subscription	Shares	Amount	Capital	Subscription	Stock	Deficit	Total
Balance, May 1, 2006	666,666	$667	$733,374	7,472,374	$7,472	$5,465,308	$1,596,939	$(50)	$(2,544,299)	$5,259,411
Common stock issued for services rendered	-	-	-	216,448	217	173,608	-	-	-	173,825
Common stock issued in exchange for stock subscribed	-	-	-	504,972	505	879,834	(880,339)	-	-	-
Common stock subscribed in exchange for notes payable	-	-	-	-	-	-	200,000	-	-	200,000
Common stock issued in exchange for preferred stock	(333,333)	(333)	-	166,667	167	166	-	-	-	-
Preferred stock issued in exchange for in exchange for accrued interest	79,759	79	-	-	-	53,369	-	-	-	53,448
Net loss	-	-	-	-	-	-	-	-	(1,343,778)	(1,343,778)
Balance, April 30, 2007	413,092	413	733,374	8,360,461	8,361	6,572,285	916,600	(50)	(3,888,077)	4,342,906
Common stock issued in exchange for services rendered	-	-	-	100,000	100	17,900	-	-	-	18,000
Common stock issued in exchange for accrued expenses	-	-	-	290,960	291	86,997	-	-	-	87,288
Sale of common stock	-	-	-	791,665	792	249,208	-	-	-	250,000
Common stock issued in exchange for stock subscribed	-	-	-	3,536,919	3,536	896,464	(900,000)	-	-	-
Series A preferred stock issued in exchange for stock subscribed	8,333,332	8,333	(733,374)	-	-	725,041	-	-	-	-
Conversion of Series A to common stock	(8,746,424)	(8,746)		2,289,880	2,290	6,456	-			-
Cancellation of common stock subscription	-	-	-	-	-	16,600	(16,600)	-	-	-

Beneficial conversion feature relating to the issuance of Series B Redeemable Preferred Stock	-	-	-			1,009,984	-	-	-	1,006,984

Relative fair value of investor warrants issued in connection with Series B Redeemable Preferred Stock						1,590,177				1,590,177
Fair value of broker-dealer warrants issued in connection with Series B Redeemable Preferred Stock						682,133				682,133
	-	-	-	-			-	-	-
Series B preferred stock dividend	-	-	-	-	-	(70,080)	-	-		(70,0080)
Net loss	-	-	-	-	-	-	-	-	(1,987,815)	(1,987,815)
Balance, April 30, 2008	-	$-	$-	15,369,885	$15,370	$11,783,165	$-	$(50)	$(5,875,892)	$5,922,593)

See accompanying notes to consolidated financial stat

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008 Restated	2007
Cash flows from operating activities:
Net income (loss)	$(1,987,815)	$(1,343,778)
Add (deduct):
Loss from discontinued operations		29,543
Gain from disposal of discontinued operations		(328,286)
Income (loss) from continuing operations	(1,987,815)	(1,642,521)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Loss from impairment of inventory		850,000
Deferred taxes	96,000	(75,000)
Depreciation and amortization	345,840	318,031
Common stock issued in exchange for services rendered	18,000	170,825
Common stock issued to employees for compensation		3,000
Common stock issued in exchange for rent	87,282	-
Amortization of debt discount	19,380	80,846
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	296,322	2,294,079
(Increase) in inventory	(279,767)	(758,786)
(Increase) in prepaid expense and others	(82,310)	(164,798)
(Increase)/decrease in employee advances	(14,992)	(1,745)
(Decrease) in accounts payable and accrued expenses	(705,240)	417,021
(Decrease) in deferred revenue	-	-
Net cash provided by (used in) continued operations	(2,207,300)	1,490,952
Net cash provided by (used in) discontinued operations	-	78,082
Net cash provided by (used in) operating activities:	(2,207,300)	1,569,034

Cash flows from investing activities:
Cash received in connection with disposition of MBS	-	1,000
Capital expenditure, net	(28,950)	(628,865)
Net cash (used in) investing activities	(28,950)	(627,865)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription	250,000	-
Proceeds from sale of series b preferred stock	2,000,000	-
Proceeds from (repayments of) notes payable, net	(702,626)	(1,252,700)
Proceeds from note payable to related parties, net of repayments	435,500	111,000
Net cash provided by (used in) financing activities	1,932,874	(1,141,700)

Net increase (decrease) in cash and cash equivalents	(303,376)	(200,531)
Cash and cash equivalents at beginning of year	356,569	557,100
Cash and cash equivalents at end of year	$53,193	$356,569
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$236,399	$247,331
Cash paid during the period for income taxes	3,200	800
Common stock issued for services	18,000	170,825
Common stock issued to employees for compensation		3,000
Common stock subscribed in exchange for conversion of note payable	700,000	200,000
Common stock issued in exchange for factory rent	87,288	-
Series A Preferred Stock issued in exchange for accrued interest		53,449
Series B Preferred Stock issued in exchange for notes payable	1,484,294	-
Amortization and write off of debt discount – beneficial conversion feature	19,380	80,846

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

During the year ended April 30, 2007, the Company identified and marked down several groups of raw materials left over from special ordered buildings, which cannot be used in the Company’s standard buildings, together with raw materials that can only be used in MBS construction designs (Note E), as the utility of the underlying inventories was deemed to be impaired. The Company recorded inventory impairment charges in the amount of $850,000 during the year ended April 30, 2007, which reduced the gross profit by the corresponding amount.

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

The Company, after the effective date of the registration, and with certain market conditions, can force redemption of the Series B 12% Convertible Preferred Stock.

In connection with the Convertible Redeemable Series B Preferred Stock issuance dated February 22, 2008, the Company entered into a Security Agreement whereby the holder or holders of the Company’s Series B Convertible Preferred Stock have a security interest in substantially all of the Company’s tangible and intangible assets.

As additional consideration for the purchase of the Series B shares, the Company granted to the holders of the Series B shares a) warrants entitling it to purchase 34,842,940 common shares of the Company’s common stock at the price of $0.20 per share expiring five years from issuance and b) warrants entitling it to purchase 34,842,940 common shares of the Company at a price of $0.40 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. As further discussed in Note S to these consolidated financial statements, the Company’s original accounting for the warrants and the related preferred stock classified the warrants as liabilities and recorded their estimated fair value at date of issue to be $7,760,305 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

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

The Company has now determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions in EITF 00-19 for treatment as equity instruments and the Company has restated their 2008 financial statements.   The resulting discount is being accreted over the two-year period until the mandatory redemption of the preferred stock.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $394 at April 30, 2008.

See Note S to these consolidated financial statements.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE K – CAPITAL STOCK

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

NOTE L - EMPLOYEE STOCK INCENTIVE PLAN

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
APRIL 30, 2008 AND 2007

NOTE M – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

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

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2,000,000	4.70	$0.10	2,000,000	$0.10
$0.20	36,842,940	4.70	$0.20	36,842,940	$0.20
$0.40	36,842,940	6.30	$0.40	36,842,940	$0.40
	75,685,880		$0.29	75,685,880	$0.29

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE N – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE O- INCOME TAXES

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

NOTE O - INCOME TAXES (Continued)

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

NOTE P - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year.  The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2008	2007
Net income (loss) available to common stockholders	$(2,057,895)	$(1,343,778)
Earnings (losses) per share:
Basic and diluted earnings per share	$(0.21)	$(0.17)
Weighted average number of common shares outstanding for computation:
Basic and diluted	9,774,281	7,970,132

For the years ended April 30, 2008, 75,685,880 potential shares were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE Q - COMMITMENTS AND CONTINGENCIES

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

In February, 2008, the company filed a lawsuit against Santa Rosa City Schools for damages in excess of $600,000.

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

NOTE R- SUBSEQUENT EVENTS

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

NOTE S - RESTATEMENT

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

The accounting treatment previously applied resulted in the reporting of the preferred stock in the net carrying amount of $2,021,574 and the incorrect recognition of a $7,141,496 “Warrant” liability, both as of April 30, 2008; and a related net financing expense of $6,459,362, after the offset a “Mark-to-Market” gain.  Additional paid in capital had been adjusted for the difference.  The restatement reversed each of the above entries on the Company’s books.  After applying EITF’s 08-5 and 00-27, the $3,484,294 face value of the related Series B Preferred Stock was fully offset by the aggregate discounts for the effective beneficial conversion feature of the preferred stock and the relative fair value of the warrants.  At April 30, 2008, $394 of such discount had been accreted, which amount is the carrying value of the preferred at that date.  The discount will continue to be accreted until the February 21, 2010 mandatory redemption date of the Series B Preferred Stock.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

Effect of Adjustments on the 2008 Statement of Operations

	As Reported	Adjustments	As Restated
Loss from operations	$(1,537,923)	-	$(1,537,923)

Fair value of warrants issued in connection with Series B Preferred	(7,760,305)	7,760,305	-
Unrealized change in fair value of warrants	1,300,943	(1,300,943)	-
Interest (expense), net	(353,892)	-	(353,892)

Loss before provision for income taxes	(8,351,177)	6,459,362	(1,891,815)

Net loss	(8,447,177)	6,459,362	(1,987,815)

Preferred stock dividends, actual and imputed	202,686	(132,606)	70,080

Net loss attributable to common shareholders	$(8,649,863)	$5,574,061	$(2,057,895)

Basic and diluted loss per common share	$(0.88)	$(0.67)	$(0.21)

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

Subsequent to that evaluation and in connection with the restatement and filing of this amendment, we conducted an reevaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our determination that our disclosure control and procedures were not effective is due primarily to our limited resources and the discovery of a restatement as noted in this form 10KSB/A.

Managem ent’s Report on Internal Control over Financial Reporting

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: October 23, 2008	By:	/s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	October 23, 2008
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	October 23, 2008
Adam Debard