Form 10-Q
period 2008-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2008-12-19
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity,: 15,369,885 shares of Common Stock ($.001 par value) as of December 18, 2008.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2008	April 30, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$117,268	$53,193
Accounts receivable	1,123,908	386,040
Inventories	3,048,558	2,357,378
Advance to employees	13,643	16,737
Prepaid expenses	325,671	246,196
Total current assets	$4,629,048	$3,059,544

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437	3,081,437
Less: Accumulated depreciation	(1,420,772)	(1,291,771)
Total property, plant and equipment, net	1,660,665	1,789,666

Other assets: Inventories-long term	895,929	895,929
Deferred charges	96,752	-

Deposit	95,477	113,614
Intangible assets net of accumulated amortization of $328,551 and $284,170 at October 31, 2008 and April 30, 2008, respectively (Note F)	933,020	901,670
Total other assets	2,021,178	1,911,213

Total Assets	$8,310,891	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	October 31, 2008	April 30, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$394,079	$493,156
Dividend payable	203,946	69,686
Notes payable to related parties, current portion (Note B)	-	5,500
Notes payable, current portion (Note B)	829,475	22,384
Total current liabilities	1,427,500	590,726

Long-term liabilities:

Notes payable, long term portion, net of debt discount (Note B)	256,400	246,710

Commitment and contingencies	-	-
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at July 31, 2008	1,750,000	-
Discount on Preferred Stock Series C	(1,749,841)	-
Net Preferred Stock Series C	159	-
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at October 31, 2008 (Note D )	3,484,294	3,484,294
Discount on Preferred Stock Series B	(3,475,331)	(3,483,900)
Net Preferred Stock Series B	8,963	394
Stockholders' equity:
Common stock, par value $ .001 per share; 2,750,000,000 shares authorized; 15,369,885 and 15,369,885 shares issued and outstanding at October 31, 2008 and April 30, 2008, respectively (Note C)	15,370	15,370
Additional paid-in capital	13,063,831	11,783,165
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(6,461,282)	(5,875,892)
Total stockholders' equity	6,617,869	5,922,593

Total liabilities and stockholders' equity	$8,310,891	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31,
	2008	2007	2008	2007
Revenues	$1,668,294	$2,326,166	$2,167,355	$4,915,566
Cost of goods sold	1,094,605	2,077,156	1,422,062	4,035,693
Gross profit	573,689	249,010	745,293	879,873

Operating expenses:
Selling, general and administrative expenses	503,229	190,904	1,003,999	597,463
Depreciation and amortization	86,692	80,383	173,383	160,765
Total operating expense	589,921	271,287	1,177,382	758,228

Income (loss) from operations	(16,232)	(22,277)	(432,089)	121,645

Interest expense, net	(49,316)	(117,228)	(82,735)	(209,767)
Guaranty Expense	(44,944)		(70,566)

Net income (loss)	(110,492)	(139,505)	(585,390)	(88,122)

Preferred Dividends, paid or accrued	157,083	-	281,173	-
Accretion of discount on preferred stock	7,148	-	9,122	-

Net income (loss) attributable to common stockholders	(274,723)	-	(875,685)	-

Earnings per common share:
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.01)
Diluted	(0.01)	(0.02)	(0.04)	(0.01)
Weighted average shares outstanding:
Basic	15,369,885	8,564,059	15,369,885	8,462,803
Diluted	76,274,066	10,203,939	67,564,565	10,102,683

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six months ended October 31,
	2008	2007
Cash flows from operating activities:
Net(loss)	$(585,390)	$(88,122)
Adjustment to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	173,383	160,765
Common stock issued in exchange for services rendered	-	18,000
Amortization and write-off of debt discount	9,690	9,690
Common stock issued in exchange for rent	-	87,288
Amortization of Guaranty Expense	70,566	-
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(737,868)	(946,522)
(Increase) in inventory	(691,180)	(763,439)
Decrease / (increase) in prepaid expense and others	(158,090)	99,014
(Increase) in employee advances	3,094	(8,558)
Increase in accounts payable and accrued liabilities	(99,073)	10,095
Net cash (used in) continuing operations	(2,014,872)	(1,421,789)

Cash flows from investing activities:
		-
Capital expenditure	(75,731)	(26,850)
Net cash (used in) investing activities	(75,731)	(26,850)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
net of costs and fees	-	630,000
Proceeds from sale of Series C Preferred Stock, net of cost	1,500,000	-
Preferred Dividends Paid	(146,913)	-
Proceeds from (repayments of) notes payable, net	807,091	449,925
Repayments of payable to related parties, net	(5,500)	67,286
Net cash provided by(used in) financing activities	2,154,678	1,147,211

Net decrease in cash and cash equivalents	$64,075	$(301,428)
Cash and cash equivalents at beginning of period	53,193	356,569
Cash and cash equivalents at end of period	$117,268	$55,141

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$55,731	$238,100
Common stock issued for rent	-	87,288
Common stock issued to consultants for services rendered	-	18,000
Common stock issue for accrued interest	-	20,000
Accretion of preferred stock discounts charged to paid-in-capital	9,122	-
Amortization of beneficial conversion feature of convertible notes	9,690	71,156

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
OCTOBER 31, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the six month period ended October 31, 2008, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Previous Restatement of April 30, 2008 Balance Sheet (Unaudited)

The Company has previously restated their financial statements as of and for their fiscal year ended April 30, 2008 to correct the classification of and related accounting for a total of 75,685,880 common stock purchase warrants issued in connection with the Company’s Series B Redeemable Convertible Preferred Stock.  These warrants had been incorrectly classified as “Liabilities” (rather than “Equity”).  Classification as a liability required “Derivative” accounting treatment under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force Consensus 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), rather than recording the effective beneficial conversion feature under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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
OCTOBER 31, 2008

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2008

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
OCTOBER 31, 2008

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at October 31, 2008.

Use of Lattice Model

Lattice Valuation Model

Beginning in the year ended April 30, 2009, the Company is now using a lattice valuation model to determine the fair value of warrants, with the assistance of a valuation consultant. The lattice model values the warrants based on a probability weighted discounted cash flow model. This model is based on future projections that the warrant holder exercises it right to convert the warrants for settlement of the features included within the instrument. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the warrants such as interest rate and exercise price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the warrants are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the warrants and determine the probability that the projected cash flow will be achieved.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2008

NOTE B - NOTES PAYABLE

A summary of notes payable at October 31, 2008 and April 30, 2008 is as follows:

	October 31, 2008	April 30, 2008
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 1, 2008	-	5,500

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	2,547	22,547

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	256,400	246,710

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007. Maximum borrowing capacity of $3,000,000. Agreement cancelled in April, 2008.	(163)	(163)

Note payable revolving agreement secured by receivable and property with interest and administrative fee payable monthly; interest is at 24% per annum, maturity date is on June 9, 2009. Maximum borrowing capacity of $2,000,000.	827,091	-
Total Notes Payable	1,085,875	274,594
Less: current portion	(829,475)	(27,884)
Total - notes payable – long term	256,400	$246,710

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $4,845 and $4,845 for the periods year ended October 31, 2008 and 2007, respectively.

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
OCTOBER 31, 2008

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

As of October 31, 2008 and April 30, 2008, the Company has 15,369,887 and 15,369,887 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the six months period ended October 31, 2008.  The Company has 50,000 shares of treasury stock at October 31, 2008 and April 30, 2008

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

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
OCTOBER 31, 2008

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

As discussed in Note A, the Company has now determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions in EITF 00-19 for treatment as equity instruments and the Company has restated their 2008 financial statements.  The effect of these restatements is disclosed in Note A.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $394 and $8,963 at April 30, and October 31, 2008, respectively.

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
OCTOBER 31, 2008

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note A. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $159 at October 31, 2008 which is the carrying value at that date.

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of October 31, 2008.

Total identifiable intangible assets acquired and their carrying value at October 31, 2008 are:
	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$911,571	$(328,551)	$583,020	$-	10.0
Total Amortized Identifiable Intangible Assets	911,571	(328,551)	583,020	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,261,571	$(328,551)	$933,020	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008

NOTE F- ACQUISITION OF INTANGIBLE ASSETS – (Continued)

Total amortization expense charged to operations for the six months period ended October 31 2008 and 2007 were $72,063 and $43,935, respectively.   Estimated amortization expense as of October 31, 2008 is as follows:

2009	$144,126
2010	144,126
2011	144,126
2012	144,126
2013 and after	432,378
Total	$1,008,882

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $4,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through October 31, 2008, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at October 31, 2008.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was no income tax provision or benefit for the six months ended October 31, 2008 and 2007.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007
Computed “expected” income tax expense (benefit) at approximately 34%	$(179,000)	$(227,000)
Effect of available NOL carry-forwards	-	119,000
Losses not producing benefits	179,000	-
Discontinued operations	-	108,000
	$-	$-

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of one-year.  The Company is recognizing the related expense proportionately over the year.  For six months ended October 31, 2008, the Company recorded expense of $70,566 with an equivalent offset to additional paid-in capital.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	-	$-
Outstanding at April 30, 2008	-	-
Outstanding at October 31, 2008	-	$-

During the quarter ended October 31, 2008 and the year ended April 30, 2008, the Company did not grant any compensatory stock options to consultants or shareholders, and all previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended October 31, 2008 and 2007. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	2,000,000	4.20	$0.10	2,000,000	$0.10
$0.20	36,842,940	4.20	$0.20	36,842,940	$0.20
$0.40	36,842,940	6.20	$0.40	36,842,940	$0.40
$0.10	76,000,000	6.80	$0.10	76,000,000	$0.10
Total	151,685,880		$0.20	151,685,880	$0.20

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.29
Granted	76,000,000	0.10
Exercised	-	-
Canceled or expired
Outstanding at July 31, 2008	151,685,880	$0.20
Granted
Exercised
Canceled or expired
Outstanding at October 31, 2008	151,685,880	$0.20

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
OCTOBER 31, 2008

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options outstanding at October 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2008

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

Previous Restatement of April 30, 2008 Balance Sheet (Unaudited)

The Company has previously restated their financial statements as of and for their fiscal year ended April 30, 2008 to correct the classification of and related accounting for a total of 75,685,880 common stock purchase warrants issued in connection with the Company’s Series B Redeemable Convertible Preferred Stock.  These warrants had been incorrectly classified as “Liabilities” (rather than “Equity”).  Classification as a liability required “Derivative” accounting treatment under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Emerging Issues Task Force Consensus 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), rather than recording the effective beneficial conversion feature under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The accounting treatment previously applied resulted in the reporting of the preferred stock in the net carrying amount of $2,021,574 and the incorrect recognition of a $7,141,496 “Warrant” liability, both as of April 30, 2008; and a related net financing expense of $6,459,362, after the offset a “Mark-to-Market” gain.  Additional paid in capital had been adjusted for the difference.  The restatement reversed each of the above entries on the Company’s books.  After applying EITF’s 08-5 and 00-27, the $3,484,294 face value of the related Series B Preferred Stock was fully offset by the aggregate discounts for the effective beneficial conversion feature of the preferred stock and the relative fair value of the warrants.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $394 and $8,963 at April 30, 2008 and October 31,2008 respectively.  The discount will continue to be amortized until the February 21, 2010 mandatory redemption date of the Series B Preferred Stock.

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

See Critical Accounting Policies, Notes D and E to the condensed consolidated financial statements for a further discussion of the Series B Preferred and the Series C Preferred issued on June 26, 2008 as well as Part II, Item 2 this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2008 TO THE THREE MONTHS ENDED OCTOBER 31, 2007

The Company’s total revenues were $1,668,294 for the quarter ended October 31, 2008 compared to $2,326,166 for the same time period in 2007, a decrease of $657,872.  The Company began to ramp up its manufacturing operations and did not generate any revenue from major site construction due to management decision to get out of the heavy site construction business during the quarter ended October 31, 2008.  The major site construction projects generated revenue but with very low gross profit margins.

Cost of goods sold generally vary with our revenues.  Cost of goods sold as a percentage of our revenues were 34% and 11% respectively, for the quarter ended October 31, 2008 and 2007.  The Company had very low gross profit margins for the quarter ended October 31, 2007 due to losses on two large site construction projects.

Total operating expenses were $589,921 for the three months ended October 31, 2008 compared to $271,287 for the same time period in 2007.  The Company’s legal and professional fees increased by approximately $150,000 when comparing the second quarter of 2008 and 2007, which was attributed to the expense of securing the funding from Vicis Capital Master Fund.  The Company’s payroll and related costs increased by $15,550 when comparing the first quarter of 2008 and 2007.  The Company also incurred a guaranty expense of $44,944 for amortization of the fair value of warrants in the six months ended October 31, 2008.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2008 TO THE SIX MONTHS ENDED OCTOBER 31, 2007

Total revenues from continuing operations decreased to $2,167,355 for the six month ended of October 31, 2008 from $4,915,566 for the six months ended October 31, 2007. However, the Company did not meet its minimum goal of $6,000,000 sales because two of the projects were not put on the production line as scheduled due to extended negotiations with the clients during the six months. Also, during the last month in the quarter ended October 31, 2007, the Company was required to devote the majority of its resources to completing a project in the field, which slowed the manufacturing production drastically for that month.

Cost of goods sold from continuing operations was $1,422,062 and $4,035,693 respectively for the six months ended October 31, 2008 and 2007. The cost of goods sold from continuing operations decreased because the Company got out of the heavy site construction business which generated revenue but very low gross profit margins. Cost of good sold as a percentage of revenues were 34% and 18% respectively, for the six months ended October 31, 2008 and 2007

Total operating expenses increased to $1,177,382 in the six months ended October 31, 2008 from $758,228 in the six months ended October 31, 2007. The operating expenses increased due to legal fees and professional fees by $214,050 comparing the six months ended October 31, 2008 and October 31, 2007, which was attributed to the professional consulting fees incurred in securing the funding from Vicis Capital Master Fund.  The Company also had an increase of $35,120 in insurance costs and an increase of $42,876 in administrative wages for the six months ending October 31, 2008 as compared to the six months ended October 31, 2007.

Liquidity and Capital Resources

As of October 31, 2008, the Company had a working capital surplus of $3,201,548. Net loss for the six months ended October 31, 2008 was $585,390. The Company generated a negative cash flow from operations of $2,014,872 for the six-month period ended October 31, 2008. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $173,383, amortization of debt discount of $9,690, amortization of fair value of warrants of $70,566, an increase  in accounts receivable of $737,868, an increase in inventory of $671,180, an increase in other assets of $158,090 and an decrease in accounts payable of $119,077.

Cash flows used in investing activities for the six-month period ended October 31, 2008 consisted of the acquisition of $75,731 of  architectural plans used in operations.

The Company funded operations during the six months ended October 31, 2008 from proceeds from the sale Series C Preferred Stock of $1,500,000 and $807,091 from notes payable from the Company’s line of credit. The Company paid preferred stock dividends of $146,913 to the preferred stockholders and reduced debt to stockholders by $5,500.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition Hybrid equity instruments Warrants issued for certain services
•	Inventories
•	Allowance for doubtful accounts
•	Lattice Model

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of October 31, 2008, we determined a reserve was not required against our account receivables.

Employees

As of October 31, 2008, the company had 70 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

Lattice Valuation Model

Beginning in the year ended April 30, 2009, the Company is now using a lattice valuation model to determine the fair value of warrants, with the assistance of a valuation consultant. The lattice model values the warrants based on a probability weighted discounted cash flow model. This model is based on future projections that the warrant holder exercises it right to convert the warrants for settlement of the features included within the instrument.. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the warrants such as interest rate and exercise price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the warrants are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the warrants and determine the probability that the projected cash flow will be achieved.

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

Subsequent Events

There were no subsequent events that occurred since October 31, 2008.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of December 15, 2008, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: December 19, 2008	By:	/s/ Phillip Hamilton
President and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2008	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)