Form 10-Q
period 2009-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2009-03-18
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity,: 15,369,885 shares of Common Stock ($.001 par value) as of March 18, 2009.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2009	April 30, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$2,768,617	$53,193
Accounts receivable	1,253,591	386,040
Inventories	4,515,650	2,357,378
Advances to employees	28,289	16,737
Prepaid expenses	397,844	246,196
Total current assets	8,963,991	3,059,544

Property, plant and equipment:
Property, plant and equipment, at cost	3,081,437	3,081,437
Less: Accumulated depreciation	(1,485,272)	(1,291,771)
Total property, plant and equipment, net	1,596,165	1,789,666

Other assets: Inventories-long term	895,929	895,929
Deferred charges	650,406	-
Deferred Financing Cost, net of accumulated amortization of $1,163 (Note K)	58,375
Deposit	82,773	113,614
Intangible assets net of accumulated amortization of $351,740 and $284,170 at January 31, 2009 and April 30, 2008, respectively (Note F)	931,131	901,670
Total other assets	2,618,614	1,911,213

Total Assets	$13,178,770	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	January 31, 2009	April 30, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$320,918	$493,156
Dividend payable	58,411	69,686
Notes payable to related parties, current portion (Note B)	-	5,500
Notes payable, current portion (Note B)	100,000	22,384
Total current liabilities	479,329	590,726

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note B)	5,572,386	246,710
Total long-term liabilities	5,572,386	246,710

Commitment and contingencies	-	-
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share, 2,750,000 shares authorized, 1,750,000 and 0 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	1,750,000	-
Discount on Preferred Stock Series C	(1,749,786)	-
Net Preferred Stock Series C	214	-
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively (Note D )	3,484,294	3,484,294
Discount on Preferred Stock Series B	(3,466,525)	(3,483,900)
Net Preferred Stock Series B	17,769	394
Stockholders' equity:
Common stock, par value $ .001 per share; 2,750,000,000 shares authorized; 15,369,885 and 15,369,885 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively (Note C)	15,370	15,370
Additional paid-in capital	13,510,123	11,783,165
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(6,416,371)	(5,875,892)
Total stockholders' equity	7,109,072	5,922,593

Total liabilities and stockholders' equity	$13,178,770	$6,760,423

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended January 31,		For the Nine Months Ended January 31,
	2009	2008	2009	2008
Revenues	$1,379,736	$547,103	$3,547,091	$5,462,669
Cost of goods sold	699,530	426,344	2,121,592	4,462,038
Gross profit	680,206	120,759	1,425,499	1,000,631

Operating expenses:
Selling, general and administrative expenses	416,006	240,455	1,420,005	837,919
Depreciation and amortization	87,690	80,383	261,073	241,147
Total operating expense	503,696	320,838	1,681,078	1,079,066

Income (loss) from operations	176,510	(200,079)	(255,579)	(78,435)

Interest expense, net	(174,390)	(96,138)	(257,125)	(305,903)
Guaranty Expense	42,791	-	(27,775)	-

Gain (loss) from operations before income taxes	44,911	(296,217)	(540,479)	(384,338)

Income tax benefit (expense)	-	(30,000)	-	(30,000)

Net income (loss)	44,911	(326,217)	(540,479)	(414,338)

Preferred Dividends, paid or accrued	156,975	-	438,148	-
Accretion of discount on preferred stock	8,861	-	17,983	-

Net loss attributable to common stockholders	$(120,925)	$(326,217)	$(966,610)	$(414,338)

Earnings per common share:
Basic and Diluted	$(0.01)	$(0.04)	$(0.06)	$(0.05)
Weighted average shares outstanding:
Basic and Diluted	15,369,885	8,636,962	15,369,885	8,520,856

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine months ended January 31,
	2009	2008
Cash flows from operating activities:
Net(loss)	$(540,479)	$(414,338)
Adjustment to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	261,073	241,147
Common stock issued in exchange for services rendered	-	18,000
Amortization and write-off of debt discount	25,649	14,535
Amortization of Deferred Financing Cost	1,163
Common stock issued in exchange for rent	-	87,282
Amortization of Guaranty Expense	27,775	-
Change in assets and liabilities:
(Increase) in accounts receivable	(867,551)	(240,196)
(Increase) in inventory	(2,158,272)	(699,002)
Decrease / (increase) in prepaid expense and others	(771,215)	102,648
(Increase)/decrease in employee advances	(11,552)	745
Increase in deferred taxes		30,000
Increase in accounts payable and accrued liabilities	(172,238)	(17,757)
Net cash (used in) continuing operations	(4,205,647)	(876,936)

Cash flows from investing activities:
		-
Capital expenditure	(97,031)	(28,950)
Net cash (used in) investing activities	(97,031)	(28,950)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
net of costs and fees	-	630,000
Proceeds from sale of Series C Preferred Stock, net of cost	1,500,000	-
Preferred Dividends paid	(449,423)	-
Proceeds from long term promissory note	6,000,000
Proceeds from (repayments of) notes payable, net	(26,975)	45,000
Repayments of payable to related parties, net	(5,500)	(122,624)
Net cash provided by financing activities	7,018,102	552,376

Net decrease in cash and cash equivalents	2,715,424	(353,510)
Cash and cash equivalents at beginning of period	53,193	356,569
Cash and cash equivalents at end of period	$2,768,617	$3,059

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$158,009	$385,588
Common stock issued for rent	-	87,282
Common stock issued to consultants for services rendered	-	18,000
Common stock issue for accrued interest	-	20,000
Accretion of preferred stock discounts charged to paid-in-capital	17,589	-
Deferred financing costs on DOF Note	59,538	-
Initial Discount recorded on DOF Note	595,381
Amortization of deferred financing cost	1,163	-
Amortization of beneficial conversion feature of convertible notes & debt discount	25,649	14,535

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
JANUARY 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the nine month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2009

The following tables show the principal financial statement line items initially reported as of and the year ended April 30, 2008, the restatement entries made and balances of the applicable financial statement items as restated.  There was no change to any asset accounts.  The restatement entries have been posted to the accompanying April 30, 2008 balance sheet as follows:

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
JANUARY 31, 2009

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

Revenue Recognition

The Company recognizes revenues, except several construction-type fixed-price contracts, in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which modified Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. In the event that the Company's arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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
JANUARY 31, 2009

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

Reclassifications

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at January 31, 2009 or April 30, 2008, respectively.

Use of Lattice Model

Lattice Valuation Model

Beginning in the quarter ended October 31, 2008, the Company is now using a lattice valuation model to determine the fair value of warrants, with the assistance of a valuation consultant. The lattice model values the warrants based on a probability weighted discounted cash flow model. This model is based on future projections that the warrant holder exercises it right to convert the warrants for settlement of the features included within the instrument. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the warrants such as interest rate and exercise price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the warrants are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the warrants and determine the probability that the projected cash flow will be achieved.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2009

NOTE B - NOTES PAYABLE

A summary of notes payable at January 31, 2009 and April 30, 2008 is as follows:

	January 31, 2009	April 30, 2008
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated August 1, 2008	-	5,500

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	-	22,547

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	256,653	246,710

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is on November 1, 2007. Maximum borrowing capacity of $3,000,000. Agreement cancelled in April, 2008.	-	(163)

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is at 13% per annum payable monthly, however during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the Original Issuance Date (d)	5,415,733	-

Note payable revolving agreement secured by receivable and property with interest and administrative fee payable monthly; interest is at 24% per annum, maturity date is on June 9, 2009. Maximum borrowing capacity of $2,000,000.	-	-
Total Notes Payable	5,672,386	274,594
Less: current portion	(100,000)	(27,884)
Total - notes payable – long term	5,572,386	$246,710

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted to $4,845 and $4,845 for the three month periods year ended January 31, 2009 and 2008, respectively.

(d) The Company issued the note-holder 68,168,164 warrants with an exercise price of $0.05 per share expiring by December 11, 2015.  The Company accounted for the warrants in accordance with APB 14. The debt discount of $595,391 is amortized over the maturity period of six years as interest expense.  Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount amounted to $11,114 and $0 for the periods ended January 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

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
JANUARY 31, 2009

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

As of January 31, 2009 and April 30, 2008, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the nine months period ended January 31, 2009.  The Company has 50,000 shares of treasury stock at January 31, 2009 and April 30, 2008

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

NOTE D – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES B

In February 2008, the Board of Directors authorized the issuance of up to 3,500,000 shares of Series B 12% convertible voting preferred stock (“Series B”) having a stated value of $1.00 per share. The Series B shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1.00 by the initial conversion price of $0.005 (post stock split $0.07) per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications.  The holders are entitled to receive a cumulative 12% dividend based on the stated value of $1.00 per share, payable on the calendar quarter in cash.

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

 In connection with the February 22, 2008 issuance of the Series B Preferred Stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to do so, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of damages that may be due is one and a one-half percent of the stated value of 12% Preferred Stock per month; provided, however, that in no event shall the aggregate amount paid exceed nine percent of the stated value. The Company is in default of this requirement but has obtained a waiver on this provision from the holders.  In accordance with SFAS 5, “Accounting for Contingencies,” no penalty accrual has been made as management has concluded that none will be payable.  This treatment is consistent with the guidance in EITF 00-19-2.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

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

As additional consideration for the purchase of the Series B shares, the Company granted to the holders of the Series B shares a) warrants entitling it to purchase 34,842,940 common shares of the Company’s common stock at the price of $0.07 per share expiring five years from issuance and b) warrants entitling it to purchase 34,842,940 common shares of the Company at a price of $0.07 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. As discussed in Note A to these condensed consolidated financial statements, the Company’s original accounting for the warrants and the related preferred stock classified the warrants as liabilities and recorded their estimated fair value at date of issue to be $7,760,305 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

In addition, the Company issued to broker/dealers a) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.07 per share expiring five years from issuance; b) warrants entitling it to purchase 2,000,000 common shares of the Company at a price of $0.07 per share expiring five years from issuance and c) warrants entitling it to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.07 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the issuance of the Series B preferred stock to be $682,133 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.   These warrants were initially accounted for in the same manner as the warrants issued to the purchasers of the Series B Preferred Stock.

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

As discussed in Note A, the Company has now determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions in EITF 00-19 for treatment as equity instruments and the Company has restated their 2008 financial statements.  The effect of these restatements is disclosed in Note A.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $17,769 and $394 at January 31, 2009 and April 30, 2008, respectively.

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
JANUARY 31, 2009

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note A. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $214 at January 31, 2009 which is the carrying value at that date.

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of January 31, 2009.

Total identifiable intangible assets acquired and their carrying value at January 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$932,871	$(351,740)	$581,131	$-	10.0
Total Amortized Identifiable Intangible Assets	932,871	(351,740)	581,131	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,282,871	$(351,740)	$931,131	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE F- ACQUISITION OF INTANGIBLE ASSETS – (Continued)

Total amortization expense charged to operations for the nine months period ended January 31 2009 and 2008 were $67,571 and $65,903, respectively.   Estimated amortization expense as of January 31, 2009 is as follows:

2009	$90,759
2010	90,759
2011	90,759
2012	90,759
2013 and after	218,095
Total	$581,131

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $5,000,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through January 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at January 31, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was no income tax provision or benefit for the nine months ended January 31, 2009 and 2008.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Nine Months Ended January 31, 2009	Nine Months Ended January 31, 2008
Computed “expected” income tax expense(benefit) at approximately34%	$(372,000)	$(127,000)
Effect of available NOL carry-forwards	-	127,000
Losses not producing benefits	372,000	-
Discretionary change in valuation allowances of deferred income taxes		24,000
Various other		6,000
	$-	$30,000

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guaranty, the Company is recognizing the related expense proportionately over five years. For nine months ended January 31, 2009, the Company recorded expense of $27,775 with an equivalent offset to additional paid-in capital.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2007	-	$-
Outstanding at April 30, 2008	-	-
Outstanding at January 31, 2009	68,168,164	$$0.05

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opp. Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended January 31, 2009 and 2008. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	74,984,980	6.94	$0.05	74,984,980	$0.05
$0.07	78,185,880	5.10	$0.07	78,185,880	$0.07
$0.10	73,500,000	6.50	$0.10	73,500,000	$0.10
Total	226,670,860		$0.08	226,670,860	$0.08

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.07
Granted	76,000,000	0.10
Exercised	-	-
Canceled or expired
Outstanding at July 31, 2008	151,685,880	$0.08
Granted
Exercised
Canceled or expired
Outstanding at October 31, 2008	151,685,880	$0.08
Granted	74,984,980	$0.05
Exercised
Canceled or expired
Outstanding at January 31, 2009	226,670,860	$0.07

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009

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

The Company granted 74,984,980 warrants in December 2008 in connection the issuance of a promissory note by Debt Opportunity Fund LLP.  The warrants granted will expire on December 11, 2015.

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options pursuant to the 2001 Stock Option Plan outstanding at January 31, 2009.

Note K- Deferred Financing Cost

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note.  Using the effective interest method, the deferred financing cost was $59,538 as of December 31, 2008 and is being amortized to interest expense.  As of January 31, 2009, the total non-cash interest charged to operations amount to $1,163 and $0 for the period year ended January 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2009

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

During the remainder of 2009, the Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2009 and into 2010.

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

See Critical Accounting Policies, Notes D and E to the condensed consolidated financial statements for a further discussion of the Series B Preferred and the Series C Preferred issued on June 26, 2008 as well as Part II, Item 2 this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2009 TO THE THREE MONTHS ENDED JANUARY 31, 2008

The Company’s total revenues were $1,379,736 for the quarter ended January 31, 2009 compared to $547,103 for the same time period in 2008, an increase of $832,633.  The Company began to ramp up its manufacturing operations after securing $6,000,000 during the end of the quarter ending January 31, 2009.

The Company’s cost of goods sold generally vary with revenues.  The gross profit shown as a percentage of our revenues was 49% and 22% respectively, for the quarter ended January 31, 2009 and 2008.  The Company had very high gross profit margins for the quarter ended January 31, 2009 due to the Company purchasing raw materials for the projects at a 50% discount from material vendors that had filed for bankruptcy.

Total operating expenses were $503,696 for the three months ended January 31, 2009 compared to $320,838 for the same time period in 2008.  The Company’s administrative payroll and related costs increased by $111,551 when comparing the third quarter of 2009 and 2008. The sixty percent increase in revenue also caused an overall increase in operating expenses. The Company also incurred a guaranty expense of $68,322 for amortization of the fair value of warrants in the nine months ended January 31, 2009.
.
COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2009 TO THE NINE MONTHS ENDED JANUARY 31, 2008

Total revenues from continuing operations decreased to $3,547,091 for the nine month ended of January 31, 2009 from $5,462,669 for the nine months ended January 31, 2008. The Company began to increase it manufacturing operations in the last part of the second quarter and continued the same rate of production during the third quarter. The Company did not generate any revenue from heavy site construction for the third quarter ended January 31, 2009, because the Company no longer provided these services which had become unprofitable.

Cost of goods sold from continuing operations was $2,121,592 and $4,462,038 respectively for the nine months ended January 31, 2009 and 2008. The cost of goods sold from continuing operations decreased because the Company got out of the heavy site construction business which generated revenue but very low gross profit margins. The Company also purchased the majority of raw materials used for production in the third quarter ended January 31, 2009 at a 50% discount from various material vendors that were in bankruptcy. The gross profit shown as a percentage of revenues was 40% and 18% respectively, for the nine months ended January 31, 2009 and 2008

Total operating expenses increased to $1,681,078 in the nine months ended January 31, 2009 from $1,079,066 in the nine months ended January 31, 2008. The operating expenses increased due to legal fees and professional fees by $203,540 comparing the nine months ended January 31, 2009 and January 31, 2008, which was attributed to the professional consulting fees incurred in securing the funding from Vicis Capital Master Fund.  The Company also had an increase of $50,067 in insurance costs, and an increase of $234,954 in commissions, wages and related payroll cost for the nine months ending January 31, 2009 as compared to the nine months ended January 31, 2008.

Liquidity and Capital Resources

As of January 31, 2009, the Company had a working capital surplus of $8,484,662. Net loss for the nine months ended January 31, 2009 was $540,479. The Company generated a negative cash flow from operations of $4,205,647 for the nine-month period ended January 31, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's net loss from continuing operations adjusted for depreciation and amortization of $261,073, amortization of debt discount of $25,649, amortization of fair value of warrants of $27,775, an increase  in accounts receivable of $867,551, an increase in inventory of $2,158,272, an increase in other assets of $782,767 and an increase in accounts payable of $172,238.

Cash flows used in investing activities for the nine-month period ended January 31, 2009 consisted of the acquisition of $97,031 of architectural plans used in operations.

The Company funded operations during the nine months ended January 31, 2009 from proceeds from the sale Series C Preferred Stock of $1,500,000 and $6,000,000, from the proceeds of a long term promissory note dated December 19, 2008. The Company paid preferred stock dividends of $449,423 to the preferred stockholders, reduced notes payable by $26,975 and reduced debt to stockholders by $5,500.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition
•	Hybrid equity instruments
•	Warrants issued for certain services
•	Inventories
•	Allowance for doubtful accounts
•	Lattice Model

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

In fiscal years 2007, 2008 and 2009, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of January 31, 2009, we determined a reserve was not required against our account receivables.

Employees

As of January 31, 2009, the company had 75 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

Lattice Valuation Model

Beginning in the quarter ended October 31, 2008, the Company is now using a lattice valuation model to determine the fair value of warrants, with the assistance of a valuation consultant. The lattice model values the warrants based on a probability weighted discounted cash flow model. This model is based on future projections that the warrant holder exercises it right to convert the warrants for settlement of the features included within the instrument.. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the warrants such as interest rate and exercise price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the warrants are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the warrants and determine the probability that the projected cash flow will be achieved.

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

Subsequent Events

There were no subsequent events that occurred since January 31, 2009

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of March 15, 2009, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

IMPLEMENTATION OF SECTION 404 OF THE SARBANES-OXLEY ACT

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

On February 5, 2009, the Company filed a Form 8-K report to the SEC, which stated that on December 19, 2008, the Company entered into a Loan and Securities Purchase Agreement and received $6,000,000 in cash and issued (a) its series 4 warrants, in aggregate for 68,198,164 shares of Common Stock and (b) Series BD-6 Warrants exercisable, in aggregate for 6,816,816 shares of Common Stock.

The issuance of the Series 4 Warrants and the issuance of the Series BD-6 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933

The Form 8-K report filed to the SEC on February 5, 2009, also stated that on December 17, 2008, the Company entered into a Stock Option Agreement with one of its executives, which allows the executive to purchase 68,164,164 shares of Common Stock at an exercise price of $0.05 per share for a period of seven years provided that the Company completely satisfies in full all principal and interest on a certain promissory note dated on February 5, 2009 for $6,000,000.

The issuance of the Stock Option to the executive was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None during this reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during this reporting period.

ITEM 5. OTHER INFORMATION

None during this reporting period.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Phillip Hamilton Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Adam DeBard to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip Hamilton Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Adam DeBard Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: March 18, 2009	By:	/s/ Phillip Hamilton
Chairman and Chief Executive Officer (Pal B (Principal Executive Officer

Date: March 18, 2009	By:	/s/ Adam DeBard
Chief Operating Officer (Principal ccou Accounting and Financial Officer)