Form 10-K
period 2009-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2009-08-13
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________________________

Form 10-K
__________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files)   ☐ YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES     ☒ NO

At August 9, 2009, there were 15,369,885 shares of common stock outstanding.

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

The Company currently operates two wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity, which holds equipment and inventory for the registrant and Global Modular, Inc., a sales, marketing and manufacturer of modular type structures.

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

Global Modular was awarded a contract with Victor Valley School District with a “piggyback clause”.  California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a “piggyback contract” issued by the originating school district.  This process saves school districts valuable time and resources from the necessity of soliciting bids.  A modular vendor who possesses a “piggybackable contract” containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract.

The Company was issued a Manufacturer’s License by the California Department of Housing (DOH) on July 13, 2006.  This opens up a new market comprising of retail, industrial and institutional (including educational institutions that reside on private property).  This sector adheres to building designs and specifications administered by the Department of Housing (DOH).  However, there have not been any DOH buildings produced as of April 30, 2009 and there are none currently scheduled.

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

During the remainder of 2009, Global Modular will focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities.  Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful.  In an effort to keep up with demand for additional classroom space, modular manufacturers are expecting increased production backlogs throughout the remainder of 2009 and into 2010.

Employees

As of April 30, 2009 the Company had 35 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

ITEM 1A. RISKS FACTORS

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

Limited Public Market, Possible Volatility Of Share Price

The Company's common stock is currently quoted on the  OTC  Bulletin Board under the ticker symbol GDIV. As of August 9, 2009, there were 15,369,885 shares of common stock outstanding.  There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Since the Company's common stock was deemed a penny stock, section 15(g) and Rule 3a51-1 of the Exchange Act of 1934 would require broker-dealers dealing in the Company's common stock to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

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

The Conversion of Outstanding Preferred Stock and Exercise of Warrants will Cause Dilution of the Holders of Common Stock

The Holders of the Preferred Stock have the right to convert their Preferred Stock into 176,317,644  shares of Common Stock and the Holders of Warrants have the right to purchase a total of  286,070,860  shares of  Common Stock.  In the event that the Holders of the Preferred Stock and/or the Holders of the Warrants convert their Preferred Stock or exercise their Warrants, the Holders of Common Stock will experience immediate dilution in the net tangible value of their shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

                 Not applicable.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property.  The Company renewed the lease in February 2007 at a rate of $24,021 per month. The Company believes that the current facilities are suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not any matters that were submitted during the fourth quarter of the 2008-2009 fiscal year end to a vote of the security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

(a) The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "GDIV". The Company began trading under this symbol on May 8, 2008. The Company previously traded under the symbol “GDVI" since January 3, 2002 and under the symbol  "GDIO" which commenced on October 2000.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2009

	HIGH	LOW
Quarter Ended April 30, 2009	.03	.03
Quarter Ended January 31, 2009	.01	.01
Quarter Ended October 31, 2008	.03	.02
Quarter Ended July 31, 2008	.09	.09

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2008

	HIGH	LOW
Quarter Ended April 30, 2008	.12	.12
Quarter Ended January 31, 2008	.16	.11
Quarter Ended October 31, 2007	.20	.16
Quarter Ended July 31, 2007	.30	.26

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

Transfer Agent

The transfer agent and registrar for our common stock is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, Utah 84115.

ITEM 6.  SELECTED FINANCIAL DATA

          Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effect of Related Prospective Accounting Pronouncement

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants. The potential impact on the balance sheet would be an increase in derivative liability of approximately $2,482,000.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	revenue recognition

•	Inventories

•	allowance for doubtful accounts

•	stock-based compensation

•	Intangible valuation

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

In fiscal 2008 and 2009, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Inventories

We value our inventories, which consist of raw materials, work in progress and finished goods, at the lower of cost or market.  Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight.  The Company regularly reviews the period over which its inventories will be converted to sales.  Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current.  The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

Allowance for Uncollectible Accounts

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2009 we determined a reserve of $154,945 was required against our account receivables.

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

Comparison of Years Ended April 30, 2009 and 2008 Revenues

The Company's total revenues were $5,230,458 for the year ended April 30, 2009 compared to $5,701,556 for the same time period in 2008, a decrease of $471,098 or approximately 9%.   The Company secured funding of $1,750,000 in July 2008 and an additional $6,000,000 in December 2008 from Vicis Capital Master Fund.  Subsequent to the April 30, 2009, the Company also secured funding of $2,150,000 in July 2009.  The funds were utilized for working capital and to purchase the assets and raw materials from a major competitor that declared bankruptcy.  During the quarter ending April 30, 2009, management focused on disassembling and moving the equipment and raw material from two locations owned by the competitor to the Chowchilla facility.  The newly acquired equipment will enable the Company to fabricate some of its steel components which will reduce the manufacturing cost.

The Company’s market has been affected due to the poor economic conditions in California.  Many of the school districts have put their future projects on hold or reducing the size of their current projects.  The schools are starting to lease refurbished modular units for their needs instead of purchasing new buildings.  Global Modular currently has refurbished building in inventory and is actively pursuing the used building market.  The Company is actively pursuing other markets that are opening up in the state and federal government agencies.  Also, the Company has received the necessary licenses from for the Department of Housing (DOH) to manufacture and sale DOH buildings to the commercial market.

Gross Profit

For the year ended April 30, 2009, the Company's gross profit margin was $1,677,562, approximately 32% as compared to $36,279, approximately 1% for the year ended April 30, 2008.  The Company’s gross profit margin except for the year ended April 30, 2008 averages approximately 30%.  For the year ended April 30, 2009, we took over five projects for a manufacturing firm that was in bankruptcy and we received the raw materials for the projects at no cost as part of the agreement to take over the production of these modular buildings.  Not having to pay for the raw material related to these projects increased our gross profit margin substantially.  Also contributing to the low gross profit margin in 2008 were costs over runs for site work on two major projects.

Operating and Other Expenses

The Company's general and administrative expenses for the year ended April 30, 2009 was $ 2,227,629 compared to $1,228,362 for the same period in 2008, a increase of $999,267. This increase is mainly attributable to the general and administrative costs in connection with the fees charged to secure the two funding totaling $7,750,000.

The Company's interest expenses, net, for the year ended April 30, 2009 was $487,473 compared to $353,892 for the same period in 2008, an increase of $133,581. The increase is due to the Company’s executing a promissory note for $6,000,000 in December 2008.  This funding has allowed the Company to purchase valuable equipment from a competitor substantially below market prices.

Liquidity and Capital Resources

The Company incurred a loss from operations of $1,466,182 for the year ended April 30, 2009. We generated a negative cash flow of $4,595,862 from operating activities. Cash flows used in investing activities was $1,874,113 during this period. Cash flow was generated from the sale of Series C Preferred Stock for $1,750,000 and a $6,000,000 Promissory Note from Vicis Capital.

The Company secured additional funding of $2,150,000 from Vicis Capital in July 2009,

While the Company has raised capital to meet its current  working capital and financing needs, additional financing could be required in the future to order to meet the Company's projected cash  flow deficits from operations and development.

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

Business Concentration

During the year ended April 30, 2009, the Company recognized approximately $3,399,798 or 65% of its revenues from sales of its products to four (4) customers and $1,085,058  (63%) of the total  accounts  receivable  at April  30,  2009  were  due  from three (3)  major customers.  While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

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

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants. The potential impact on the balance sheet would be an increase in derivative liability of approximately $2,482,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheet of Global Diversified Industries, Inc. (the “Company”) as of April 30, 2009 and the related statements of losses, stockholders' equity and cash flows for the twelve month period then ended.  The financial statements for the year ended April 30, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diversified Industries, Inc. as of April 30, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 12, 2009

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note S, the Company has restated the consolidated balance sheet as of April 30, 2008 and the related consolidated statements of losses, stockholders’ equity, and cash flows for the year then ended.

/S/ RBSM LLP
RBSM LLP

New York, New York
August 13, 2008, except for Note A, Note I, and Note T as to which date is October 23, 2008.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2009 AND 2008

	2009	2008
		Restated
ASSETS:
Current assets:
Cash and cash equivalents	$335,799	$53,193
Accounts receivable, net of allowance for doubtful accounts of $154,945 at April 30, 2009 and $0 at April 30, 2008, respectively	1,563,830	386,040
Inventories (Note C)	4,583,275	2,357,378
Advance to employees	15,815	16,737
Prepaid expenses	40,554	246,196
Other current asset	91,667	-
Total current assets	6,630,940	3,059,544

Property, plant and equipment (Note D):
Property, plant and equipment, at cost	4,845,445	3,081,437
Less: accumulated depreciation	(1,587,861)	(1,291,771)
Total property, plant and equipment, net	3,257,584	1,789,666

Other assets:
Inventories-long term (Note C)	661,738	895,929
Deferred Financing charges, net of accumulated amortization of $213,589 (Note N )	994,522	-
Deposit	37,375	113,614
Intangible assets, net of accumulated amortization of $375,280 at April 30, 2008 and $284,170 at April 30, 2008, respectively (Note B)	920,662	901,670
Total other assets	2,614,297	1,911,213

Total Assets	$12,502,821	$6,760,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note E)	$787,913	$493,156
Notes payable to related parties, current portion (Note G)	-	5,500
Notes payable, current portion (Note G)	100,000	22,384
Dividend payable	57,444	69,686
Total current liabilities	945,357	590,726

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note G)	5,499,476	246,710

Total long-term liabilities	5,499,476	246,710

Commitment and contingencies (Note Q)
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share; 2,750,000 shares authorized, 1,750,000 and 0 shares issued and outstanding at April 30, 2009 and April 30, 2008 respectively (Note J)	1,750,000	-
Discount on Preferred Stock Series C	(1,744,140)	-
Net Preferred Stock Series C	5,860	-
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 share authorized; 3,484,294 shares issued and outstanding at April 30, 2009 and April 30,2008, respectively (Note I)	3,484,294	3,484,294
Discount on Preferred Stock Series B	(3,439,670)	(3,483,900)
Net Preferred Stock Series B	44,624	394

Stockholders' Equity:

Convertible Redeemable Preferred Stock, Series A, par value $.001 per share; 10,000,000 share authorized; no shares issued and outstanding at April 30, 2008
Common stock, par value $.001 per share; 2,750,000,000 shares authorized; 15,369,885 shares issued and outstanding at April 30, 2009 and April 30, 2008, respectively (Note I)	15,370	15,370
Additional paid-in capital	13,334,258	11,783,165
Treasury stock	(50)	(50)
Accumulated deficit	(7,342,074)	(5,875,892)
Total stockholders' equity	6,007,504	5,922,593

Total liabilities and stockholders' equity	$12,502,821	$6,760,423

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
		Restated
Revenue	$5,230,458	$5,701,556
Impairment of Inventories (Note C )	234,191	-
Cost of goods sold	3,318,705	5,665,277
Gross profit	1,677,562	36,279

Operating expenses:
Selling, general and administrative expenses	2,227,629	1,228,362
Depreciation and amortization (Notes B and D)	387,202	345,840
Total operating expense	2,614,831	1,574,202

Loss from operations	(937,269)	(1,537,923)

Other income (expense):
Interest (expense), net	(487,473)	(353,892)
Guaranty expense (Note O)	(41,440)	-

Loss from operations before income taxes	(1,466,182)	(1,891,815)

Income taxes benefit (expense)	-	(96,000)

Net loss	(1,466,182)	(1,987,815)

Preferred Dividends, paid or accrued	595,339	69,686
Accretion of discount on preferred stock	50,090	394
Total preferred stock dividends	645,429	70,080

Net loss attributable to common shareholders	(2,111,611)	(2,057,895)

(Losses) per common share (Note Q):
Basic and diluted earnings per share	(0.14)	$(0.21)
Weighted average shares outstanding for computation:
Basic and diluted	15,369,885	9,774,281

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED  INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2009

Balance May 1, 2007	413,092	413	733,374	8,360,461	8,361	6,572,285	916,600	(50)	(3,888,077)	4,342,906
Common stock issued in exchange for services rendered	-	-	-	100,000	100	17,900	-	-	-	18,000
Common stock issued in exchange for accrued expenses	-	-	-	290,960	291	86,997	-	-	-	87,288
Sale of common stock	-	-	-	791,665	792	249,208	-	-	-	250,000
Common stock issued in exchange for stock subscribed	-	-	-	3,536,919	3,536	896,464	(900,000)	-	-	-
Series A preferred stock issued in exchange for stock subscribed	8,333,332	8,333	(733,374)	-	-	725,041	-	-	-	-
Conversion of Series A to common stock	(8,746,424)	(8,746)		2,289,880	2,290	6,456	-			-
Cancellation of common stock subscription	-	-	-	-	-	16,600	(16,600)	-	-	-

Beneficial conversion feature relating to the issuance of Series B Redeemable Preferred Stock	-	-	-			1,009,984	-	-	-	1,006,984

Relative fair value of investor warrants issued in connection with Series B Redeemable Preferred Stock						1,590,177				1,590,177
Fair value of broker-dealer warrants issued in connection with Series B Redeemable Preferred Stock						682,133				682,133
	-	-	-	-			-	-	-
Series B preferred stock dividend	-	-	-	-	-	(70,080)	-	-		(70,080)
Net loss	-	-	-	-	-	-	-	-	(1,987,815)	(1,987,815)
Balance, April 30, 2008 (Restated)	-	$-	$-	15,369,885	$15,370	$11,783,165	$-	$(50)	$(5,875,892)	$5,922,593
Guaranty Warrant Expense	-	-	-			41,152		-	-	41,152
Fair value of broker warrants issued in connection with Series C Redeemable Preferred Stock						173,226				173,226
Beneficial conversion feature relating to issuance of Series C Redeemable Preferred Stock						563,939	-			563,939
Fair value of investor warrants issued in connection with Series C Redeemable Preferred Stock	-	-	-	-	-	1,012,835		-	-	1,012,835
Fees related to closing Series C Preferred Stock Sale						(250,000)				(250,000)
Accretion on Series B Preferred Stock	-	-	-			(44,624)	-	-	-	(44,624)
Accretion on Series C Preferred Stock						(5,860)				(5,860)
Series B preferred stock dividends						(418,169)				(418,169)
Series C preferred stock dividends						(177,008)				(177,008)
Debt discount on DOF note	-	-	-	-		596,064	-	-	-	596,064
Amortization of financing costs on DOF note	-	-	-	-	-	59,538	-	-		59,538
Net loss	-	-	-	-	-	-	-	-	(1,466,182)	(1,466,182)
Balance, April 30, 2009	-	$-	$-	15,369,885	$15,370	$13,334,258	$-	$(50)	$(7,342,074)	$6,007,504

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
		Restated
Cash flows from operating activities:
Income (loss) from continuing operations	(1,466,182)	(1,987,815)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	154,945	-
Deferred taxes	-	96,000
Depreciation and amortization	387,202	345,840
Common stock issued in exchange for services rendered		18,000
Amortization of Guaranty Expense	41,152	-
Inventory impairment	234,191	-
Common stock issued in exchange for rent		87,282
Amortization of debt discount	60,263	19,380
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(1,332,735)	296,322
(Increase) in inventory	(2,225,897)	(279,767)
(Increase) in prepaid expense and others	(744,480)	(82,310)
(Increase)/decrease in employee advances	922	(14,992)
(Decrease) in accounts payable and accrued expenses	294,757	(705,240)
Net cash provided by (used in) operating activities:	(4,595,862)	(2,207,300)

Cash flows from investing activities:
Intangible assets	(110,103)
Capital expenditure, net	(1,764,010)	(28,950)
Net cash (used in) investing activities	(1,874,113)	(28,950)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription	-	250,000
Proceeds from sale of Series B preferred stock	-	2,000,000
Preferred dividends paid	(607,419)	-
Proceeds from sale of preferred stock, net of cost	1,500,000	-
Proceeds from (repayments of) notes payable, net	5,865,500	(702,626)
Proceeds from note payable to related parties, net of repayments	(5,500)	435,500
Net cash provided by (used in) financing activities	6,752,581	1,932,874

Net increase (decrease) in cash and cash equivalents	282,606	(303,376)
Cash and cash equivalents at beginning of year	53,193	356,569
Cash and cash equivalents at end of year	$335,799	$53,193
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$172,603	$236,399
Cash paid during the period for income taxes	-	3,200
Deferred financing costs on Vicis Master Fund Note	59,538
Initial discount recorded on Vicis Master Fund Note	595,381	-
Common stock issued for services	-	18,000
Common stock subscribed in exchange for conversion of note payable	-	700,000
Common stock issued in exchange for factory rent	-	87,288
Series B Preferred Stock issued in exchange for notes payable	-	1,484,294
Accretion of preferred stock discounts charged to paid-in-capital	50,090	-
Amortization of beneficial conversion feature of convertible notes & debt discount	60,263	19,380
Amortization of deferred financing cost	4,140	-

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

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

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2009 or April 30, 2008, respectively

Inventories

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

Impairment of Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  In the fiscal year ended April 30, 2009, the Company had an impairment loss of $234,191 which is discussed in Note C.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  There were no deferred revenues at April 30, 2009.  SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon shipment

In fiscal 2009 and 2008, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

Under the percentage-of-completion method, progress toward completion is measured by the ratio of costs incurred to total estimated costs. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident. The total estimated loss includes all costs allocable to the specific contract. Each construction contract is reviewed individually to determine the appropriate basis of recognizing revenue. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.  As of April 30, 2009 there were no projects utilizing the  percentage- of- completion method, therefore, there was no cost in excess or billing in excess recorded.

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations.  In the future, when the company deems warranty reserves are appropriate then such costs will be accrued to reflect anticipated warranty costs.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  Advertising costs were $2,800 and  $4,614 for the years ended April 30, 2009 and April 30, 2008, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.”  Under SFAS 2, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred no expenditures on research and product development for the years ended April 30, 2009 and 2008.

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

Stock Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fai-value-based method of accounting for stock-based payments in compliance with SFAS No. 123(R).  “Share-Based Payment” SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  On January 1, 2006, the Company authorized its Stock Option Plan.  As of April 30, 2009, the Company has no awards of stock-based employee compensation issued or outstanding.

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
APRIL 30, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $154,945 at April 30, 2009.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130 “) establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).  Basic and dilutive weighted average shares are the same due to the anti-dilutive nature of possible common stock equivalents.

Reverse Stock Split

On May 21, 2008, the Company affected a one-to-twenty reverse stock split of our common stock.  We did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

Reclassifications

Certain reclassifications have been made to conform the prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses.

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

Use of Lattice Model

Lattice Valuation Model

Beginning in the quarter ended October 31, 2008, the Company is now using a lattice valuation model to determine the fair value of warrants, with the assistance of a valuation consultant. The lattice model values the warrants based on a probability weighted discounted cash flow model. This model is based on future projections that the warrant holder exercises it right to convert the warrants for settlement of the features included within the instrument. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events  will occur, (b when  they  are  likely  to  occur,  and  (c)  the common stock price and specific terms of the warrants such as interest rate and exercise price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the warrants are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the warrants and determine the probability that the projected cash flow will be achieved

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

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

EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” will become effective for the Company on May 1, 2009.  The Company’s warrants related to its Series B and C Preferred Stock both have reset provisions to the exercise price if the Company issues equity at a price less than the exercise prices.  Upon the effective date, the provisions of this EITF will require a reclassification to liability based on the reset feature of the warrant agreements if the Company sells equity at a price below the exercise price of the warrants.  The potential impact on the balance sheet would be an increase in derivative liability of approximately $2,482,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE B- ACQUISITION OF INTANGIBLE ASSETS

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

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of April 30, 2009.

Total identifiable intangible assets acquired and their carrying value at April 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$945,942	$(375,280)	$570,662	$-	10.0
Total Amortized Identifiable Intangible Assets	945,942	(375,280)	570,662	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,295,942	$(375,280)	$920,662,	$350,000	10.0

Total amortization expense charged to operations for the year ended April 30, 2009 and 2008 were $91,111 and $87,870, respectively.   Estimated amortization expense as of April 30, 2009 is as follows:

2010	$91,111
2011	91,111
2012	91,111
2013	91,111
2014 and after	206,218
Total	$570,662

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.   The Company regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Components of inventories as of April 30, 2009 and 2008 are as follows:

Current Inventories

2009	2008
Finished Goods	$98,651	$108,856
Refurbished Bldgs	250,000	-
Work in Progress	285,627	493,994
Raw Materials	3,948,997	1,754,528
Total current inventories	$4,583,275	$2,357,378

Long Term Inventories

2009	2008
Refurbished Bldgs	$193,000	$193,000
Raw Materials	468,738	702,929
Total long term inventories	$661,738	$895,929

The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.  The Company wrote down the long term raw material inventory by $234,191 due to impairment during the year ended April 30, 2009.  The long term raw material inventory items consist of three electrical control panels for elevators that are used in the Company’s two story modular school building.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at April 30, 2009 and April 30, 2008 consists of the following:

		2009	2008
	Useful Life
Plant Equipment	10 years	$3,881,302	$2,106,816
Furniture and Fixtures	10 years	2,933	2,933
Building and Leasehold Improvement	20 years	961,210	971,688
Total		4,845,445	3,081,437
Accumulated Depreciation		(1,587,861)	(1,291,771)
		$3,257,584	$1,789,666

Depreciation expense included as a charge to income amounted to $296,091 and $257,970 for the years ended April 30, 2009 and 2008, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE E – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2009 and April 30, 2008 are as follows:

	2009	2008

Account payable	$242,895	$104,608
Accrued state income tax payable	4,993	15,727
Accrued expenses related to Hidden Valley Lawsuit	29,100	207,715
Accrued property taxes	44,152	49,384
Accrued legal expenses for equity raises	55,350	-
Accrued legal expenses for S-1 report	28,400	-
Accrued legal expenses for general counsel services	25,500	-
Accrued interest on promissory note	235,069	-
Accrued Payroll	36,915	21,545
Accrued sales tax	9,300	-
Other accrued expenses	76,239	94,177
Total	$787,913	$493,156

NOTE F - ECONOMIC DEPENDENCY AND CONCENTRATION

During the year ended April 30, 2009, approximately $3,399,798 or 65%, of total revenues were derived from four (4) major customers and $1,085,058  (63%) of the total  accounts  receivable  at April  30,  2009  were  due  from three  (3)  major customers.

During the year ended April 30, 2008, approximately $4,107,777, or 72%, of total revenues were derived from three  (3) major customers and $292,746 (76%) of the total accounts receivable at April 30, 2008 were due from two (2) major customers.

All of our revenue was from school districts and municipalities of California, any material event that causes harm to our customers may materially impact our company.

NOTE G – NOTES PAYABLE

A summary of notes payable at April 30, 2009 and April 30, 2008 is as follows:

	April 30, 2009	April 30, 2008
Note payable to Company shareholders in monthly installments of interest only at 8.0% per annum; unsecured; maturity dated is August 1, 2008	-	5,500

Note payable in 24 monthly installments beginning March 15, 2006; unsecured; maturity date is March 2008.	-	22,547

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	153,974	246,710

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is 13% per annum payable monthly, however, during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the Original Issuance Date (d)	5,445,502

Note payable revolving agreement secured by receivable and property with interest and administrative fees payable monthly; interest rate is at 2.75% per annum over and above the Prime Rate or Deemed Prime Rate whichever is higher; maturity date is November 1, 2007. Maximum borrowing capacity of $3,000,000.	-	(163)
	5,599,476	274,594
Less: current portion	100,000	(27,884)
Total - notes payable – long term	$5,499,476	246,710

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE G – NOTES PAYABLE (Continued)

 (c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $19,380 and $19,380 for the year ended April 30, 2009 and 2008, respectively.

(d) On December 19, 2008, the Company entered into a Loan and Securities Purchase Agreement with Debt Opportunity Fund, LLLP (the "Fund") and issued a Senior Secured Promissory Note (the "Senior Note" for the principal amount of $6,000,000, which was funded in four tranches of $1,5000.00 each on the following dates of December 19, 2008, January 14, 2009, January 21, 2009 and January 29, 2009.   Interest on the Senior Note accrues at the rate of 13% per annum. and is payable monthly in arrears., However, during the first twelve months the accrued interest will be deferred and payable in one lump sum on December 19, 2010.  The principal amount is payable in four equal payments of $1,500,000 with the first payment due on December 14, 2010, second payment due on December 14, 2011, third payment due on December 14, 2012 and final payment on December 14, 2013.The Senior Note is secured by a lien on all the personal property and assets of the Company pursuant to a security agreement from the Company. The obligations under the Note are guaranteed pursuant to a guaranty agreement by the Company's wholly owned subsidiaries, Lutrex Enterprises, Inc., and Global Modular, Inc.  All of the obligations of each Subsidiary under its guaranty agreement are secured by a lien on all the personal property and assets of the subsidiaries. On December 30, 2008, the note was assigned by Debt Opportunity Fund LLP to Vicis Capital Master Fund.

NOTE H - RELATED PARTY TRANSACTIONS

Effective February 15, 2008, the Company issued to Phillip Hamilton, 6,833,340 shares of Convertible Series A preferred stock related to a past subscription payable.   Effective March 11, 2008, the 6,833,340 shares of Convertible Series A were converted into 34,166,660 shares of common stock.  The conversion was five shares of common stock issued for one share of Convertible Series A preferred stock.  There was no gain of loss recorded on the conversion.

Effective February 15, 2008, the Company issued 3,360,417 shares of common stock to two related parties related to a past subscription payable balance.

NOTE I – CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of April 30, 2008 was $3,484,294 plus accrued dividends of $40,211.

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
APRIL 30, 2009 AND 2008

NOTE I – CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

The Company determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions in EITF 00-19 for treatment as equity instruments and the Company previously restated their 2008 financial statements.   The resulting discount is being accreted over the two-year period until the mandatory redemption of the preferred stock.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $44,624 at April 30, 2009.

See Note T to these consolidated financial statements.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE J – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C

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

The Series C Preferred Stock: a) has a stated amount of $1.00 per share; (b) is convertible at the option of the holder at a price of $.07 per share at any time into a total of 25,000,000 Series C Preferred Stock; c)  is subject to redemption in one lump sum payment on the date two years from the date of issuance, unless earlier converted; d) accrues dividends on any balance outstanding at an annual rate of twelve percent, due and payable quarterly in arrears in cash.  Redemption of the outstanding principal and any accrued but unpaid dividends is guaranteed by the Registrant’s subsidiaries.  Payment thereof is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries.

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note I. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $5,860 at April 30, 2009 which is the carrying value at that date.

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

As of April 30, 2009 and 2008, the Company has 15,369,887 and 15,369,887 shares of common stock issued and outstanding, respectively.

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  We did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE K – CAPITAL STOCK (Continued)

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

There were no capital stock transactions for the fiscal year ending April 30, 2009.

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options outstanding at April 30, 2009.

NOTE M – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2007	-	$-
Outstanding at April 30, 2008	-	-
Outstanding at April 30, 2009	$68,168,164	$0.05

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opp. Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the years ended April 30, 2009 and 2008. All previously granted stock options expired as of April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE M – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	38,842,940	3.83	$0.07	38,842,940	$0.07
$0.07	36,842,940	5.83	$0.07	36,842,940	$0.07
$0.07	2,500,000	4.25	$0.07	2,500,000	$0.07
$0.1	73,500,000	6.25	$0.1	73,500,000	$0.1
$0.05	74,984,980	6.67	$0.05	74,984,980	$0.05
Total	226,670,860		$0.08	226,670,860	$0.08.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2007	37,500	$0.6
Granted	75,685,880	$0.07
Exercised	-	-
Canceled or expired	(37,500)	-
Outstanding at April 30, 2008	75,685,880	$0.07
Granted	150,984,980	$0.07
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2009	226,670,860	$0.08

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE M – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

The Company granted 75,685,880 warrants in conjunction with the year ended April 30, 2008 funding by Vicis Capital Master Funds.  Of the 75,685,880 warrants granted during the year ended April 30, 2008, 40,842,940 will expire on February 21, 2013 and the remaining 34,842,940 warrants expire on February 21, 2015. The 41,000,000 warrants granted in June 24, 2008 and the 35,000,000 warrants granted in July 27, 2008 will expire on June 25, 2015 and July 28, 2015 respectively.

The Company granted 74,984,980 warrants in December 2008 in connection the issuance of a promissory note by Debt Opportunity Fund LLP.  The warrants granted will expire on December 11, 2015.

NOTE N- DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note.  Using the effective interest method, the deferred financing cost was $59,538 as of April 30, 2009, and is being amortized to interest expense.  For the year ended April 30, 2009, the total non-cash interest charged to operations amounted to $4,140 and $0 for the year ended April 30, 2008.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock and the Promissory Note for $6,000,000 totaled $1,035,076, of which $100,092 had been amortized as of April 30, 2009.  The remaining net deferred financing costs per the balance sheet at April 30, 2009 was $59,538 for the December 2008 funding and $934,984 for the Series B Preferred Stock and Series C Preferred Stock fundings.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference from using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

NOTE O – GUARANTEE FEE AGREEMENT

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guaranty, the Company is recognizing the related expense proportionately over five years. For year ended April 30, 2009, the Company recorded expense of $41,152 with an equivalent offset to additional paid-in capital.

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
APRIL 30, 2009 AND 2008

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $5,100,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at April 30, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was an income tax provision of $0 and $96,000 for the twelve months ended April 30, 2009 and 2008, respectively.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended April 30, 2009	Twelve Months Ended April 30, 2008
Computed “expected” income tax expense(benefit) at approximately34%	$(499,000)	$(386,000)
Effect of available NOL carry-forwards	398,000	386,000
Losses not producing benefits	101,000	-
Discretionary change in valuation allowances of deferred income taxes	-	90,000
Various other	-	6,000
	$-	$96,000

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

NOTE Q - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year.  The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2009	2008
Net income (loss) available to common stockholders	$(2,111,611)	$(2,057,895)
Earnings (losses) per share:
Basic and diluted earnings per share	$(0.14)	$(0.21)
Weighted average number of common shares outstanding for computation:
Basic and diluted	15,369,885	9,774,281

For the years ended April 30, 2009 and April 30, 2008, 226,670,860 potential shares and 75,685,880 potential shares respectively, were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

NOTE R - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Lease Agreement

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California.  The Company renewed the lease in February 2007, at a rate of $24,021 per month.  Rental expenses charged to operations for the year ended April 30, 2009 and 2008 are $288,252 and $327,113, respectively.  There were thirteen rental payments made in the year ended April 30, 2008.

Estimated rental expense as of April 30, 2009 is as follows:

2010	$288,252
2011	288,252
2012	120,105
2013	-
2014	-
Total	$696,609

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008
NOTE S- SUBSEQUENT EVENTS

Amendment to Articles of Incorporation or Bylaws

On July 26, 2009, the board of directors of the Company designated 2,700,000 shares of authorized but unissued preferred stock to be designated as "Series D Convertible Preferred Stock" and filed a Statement of Designations with the State of Nevada establishing the terms, rights and preferences of the Series D Preferred Stock

The Series D Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.04 per share at any time (total of 67,500,000 shares of common stock) c)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted; d)  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant and its subsidiaries.

 Securities Purchase Agreement

On July 26, 2009 Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, pursuant to which the Company issued and sold (a) a series of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $2,700,000 (total of 2,700,000 shares of Series D Preferred Stock), (b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 40,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $2,150,000.

The Conversion Price of the Series D Preferred Stock and the Exercise Price of the Series 5 Warrants shall be subject to adjustment for issuances of equity or equity linked financing at a purchase price of less than the Conversion Price or Exercise Price, such that the conversion price or exercise price shall be adjusted using full ratchet price based price protection on such new issuances subject to customary adjustments such that the Conversion Price of the Preferred Stock and the Exercise Price of the Series D Warrants shall be fully adjusted down to that future common stock or conversion price as price-based anti-dilution.  The  Series B and Series C Preferred Stock and related warrants will be adjusted to $0.04 per share.

The Series D Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.04 per share at any time (total of 67,500,000 shares of common stock); b)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted.  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant.

The Series 5 Warrants have an exercise price of $.04 per share (total of 40,000,000 shares of Common Stock and have a term of 7 years from the date of issuance.

Under the terms of the Series D Preferred Stock and the Series 5 Warrants, Vicis may convert the Series D Preferred Stock and exercise the Series 5 Warrants, provided that such Conversion and/or exercise do not result in Vicis beneficially owning more that 4.99% of our outstanding shares of Common Stock after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series D Preferred Stock and/or exercise of the Series 5 Warrants. This limitation may be changed from 4.99% to 9.99% upon not less than 61 days notice to the Company by Vicis.

The Company paid $40,000 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 8% commission ($216,000), b) Series BD-7 Warrant to purchase 6,750,000 shares of Common Stock at an exercise price of $.04 per share exercisable for 7 years from the date of issuance and c) Series BD-8 Warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $.0.04 per share exercisable for 7 years from the date of issuance.

The Series 5 Warrants, Series BD-7 and Series BD8 Warrants have "cashless exercise" provisions and certain anti-dilution rights.

The issuance of the Series D Preferred Stock, the Series 5 Warrants,  the Series BD-7 and Series BD-8 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

NOTE T - RESTATEMENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

Subsequent to that evaluation and in connection with the restatement and filing of this amendment, we conducted an reevaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also ensures that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of April 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

Additionally, due to the size of the Company, we are unable to properly segregate our duties and functions.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the year ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      Not applicable

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Mr. DeBard attended Walla Walla College for four years in Business Administration

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2009 and prior.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Phil Hamilton, President
	2009	100,000	0	-	-	-	-	-
	2008	100,000	0	-	-	-	-	-
	2007	85,616	10,000	-	-	-	-	-
	2006	85,616	37,500	-	-	-	-	-
	2005	85,616	0	-	-	-	-	-

Executive Compensation

The Company has not paid any compensation to its officers and/or directors since its inception, and the Company does not expect to pay any compensation in any amount or of any kind to its executive officers or directors until the funds are available to pay them without inhibiting growth of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 10, 2009 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA	110,000	0.007%

Common Stock	Adam Debard(1), 1200 Airport Drive, Chowchilla, CA	180,000	0.012%

Common Stock	Rebecca Manadic(3), 611 West Main Street, Merced, CA	3,991,448	25.97%

Common Stock	Phillip Hamilton (1) 1200 Airport Drive, Chowchilla, CA	2,666,051	17.35%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		April 30, 2009	April 30, 2008
(i)	Audit Fees	$98,082	$105,236
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	10,000	7,500
(iv)	All Other Fees	2,000
	Total fees	$110,082	$112,736

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Global Diversified Industries, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP and M & K CPAS, PLLC in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

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

ITEM 15. EXHIBITS

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 13, 2009	By:	/s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	August 13, 2009
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	August 13, 2009
Adam Debard