Form 10-Q
period 2009-07-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2009-09-21
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, 15,369,885 shares of Common Stock ($.001 par value) as of September 18, 2009.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2009	April 30, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$1,203,614	$335,799
Accounts receivable, net of allowance for doubtful accounts of $203,810 at July 31, 2009 and $154,945 at April 30, 2009, respectively	861,918	1,563,830
Inventories	4,651,634	4,583,275
Advances to employees	26,459	15,815
Other current assets	148,000	91,667
Prepaid expenses	48,884	40,554
Total current assets	6,940,509	6,630,940

Property, plant and equipment:
Property, plant and equipment, at cost	5,107,096	4,845,445
Less: Accumulated depreciation	(1,697,186)	(1,587,861)
Total property, plant and equipment, net	3,409,910	3,257,584

Other assets: Inventories-long term	643,738	661,738
Deferred Financing Cost, net of accumulated amortization of $289,012 and $213,589 at July 31, 2009 and April 30, 2009, respectively (Note K)	1,109,736	994,522
Deposit	37,375	37,375
Intangible assets net of accumulated amortization of $399,071 and $375,280 at July 31, 2009 and April 30, 2009, respectively (Note G)	904,994	920,662
Total other assets	2,695,843	2,614,297

Total Assets	$13,046,262	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

July 31, 2009	April 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$964,389	$787,913
Derivative Liability	3,760,437	-
Dividend payable	183,218	57,444
Notes payable, current portion (Note B)	100,000	100,000
Total current liabilities	5,008,044	945,357

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note B)	5,502,012	5,499,476
Total long-term liabilities	5,502,012	5,499,476

Commitment and contingencies	-	-

Convertible Redeemable Preferred Stock, Series D, par value $.001 per share, 2,750,000 shares authorized, 1,946,512 and 0 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively (Note F)	1,946,512	-
Discount on Preferred Stock Series D	(767,149)	-
Net Preferred Stock Series D	1,179,363	-
Convertible Redeemable Preferred Stock, Series C par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively (Note E)	1,750,000	1,750,000
Discount on Preferred Stock Series C	(1,730,125)	(1,744,140)
Net Preferred Stock Series C	19,875	5,860
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively (Note D )	3,484,294	3,484,294
Discount on Preferred Stock Series B	(3,319,352)	(3,439,670)
Net Preferred Stock Series B	164,942	44,624

Stockholders' equity:

Common stock, par value $.001 per share; 2,750,000,000 shares authorized; 15,369,885 and 15,369,885 shares issued and outstanding at July 31, 2009 and April 30, 2009, respectively (Note C)	15,370	15,370
Additional paid-in capital	7,423,906	13,334,258
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(6,267,200)	(7,342,074)
Total stockholders' equity	1,172,026	6,007,504

Total liabilities and stockholders' equity	$13,046,262	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended July 31,
	2009	2008
Revenues	$12,441	$499,061
Cost of goods sold	402,069	327,457
Gross profit	(389,628)	171,604

Operating expenses:
Selling, general and administrative expenses	458,394	500,770
Depreciation and amortization	135,155	86,691
Total operating expense	593,549	587,461

Loss from operations	(983,177)	(415,857)

Other income (expense)
Interest expense, net	(220,224)	(33,419)
Change in fair value-derivatives	2,291,940
Guaranty Expense	(13,665)	(25,622)

Net income (loss)	1,074,874	(474,898)

Preferred Dividends, paid or accrued	157,029	124,090
Accretion of discount on preferred stock	141,056	1,974

Net income ( loss) attributable to common stockholders	$776,789	$(600,962)

Earnings per common share:
Basic	$0.05	$(0.04)
Diluted	$0.05	N/A
Weighted average shares outstanding:
Basic	15,369,885	15,369,885
Diluted	15,369,885	N/A

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Three Months ended July 31,
	2009	2008
Cash flows from operating activities:
Net income/(loss) from operations	$1,074,874	$(474,898)
Adjustment to reconcile net income (loss) to net cash used in continuing operations
Depreciation and amortization	135,155	86,691
Bad Debt Expense	48,865	-
Change in derivative liability	(2,291,940)	-
Amortization of debt discount	22,056	4,845
Amortization of deferred financing cost	75,423	-
Amortization of guaranty expense	13,665	25,622
Change in assets and liabilities:
(Increase) in accounts receivable	653,047	(179,118)
(Increase) in other current assets	14,628
(Increase) in inventory	(50,359)	(419,584)
Decrease / (increase) in prepaid expense and others	(8,330)	(22,183)
(Increase)/decrease in employee advances	(10,644)	(12,694)
Increase in accounts payable and accrued liabilities	176,476	14,226
Net cash (used in) continuing operations	(147,084)	(977,093)

Cash flows from investing activities:
Intangible assets	(8,123)	-
Capital expenditure	(261,650)	(70,331)
Net cash (used in) investing activities	(269,773)	(70,331)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	1,335,447	1,500,000
Preferred Dividends paid	(31,255)	(146,913)
Proceeds from (repayments of) notes payable, net	(19,520)	213,638
Repayments of payable to related parties, net	-	(5,500)
Net cash provided by financing activities	1,284,672	1,561,225

Net increase in cash and cash equivalents	867,815	513,801
Cash and cash equivalents at beginning of period	335,799	53,193
Cash and cash equivalents at end of period	$1,203,614	$566,994

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$6,002	$14,637
Change in fair value-derivatives	(2,291,940)	-
Accretion of preferred stock discounts charged to paid-in-capital	141,056	1,974
Preferred dividends accrued	157,028	-
Initial EITF 07-5 derivative liability	5,625,933	-
Amortization of beneficial conversion feature of convertible notes & debt discount	22,056	4,845

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
JULY 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the three month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lutrex Enterprises, Inc. ("Lutrex") and Global Modular, Inc. ("Global Modular ").  All significant intercompany balances and transactions have been eliminated in consolidation.

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these were reclassified as derivative liability on May 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to additional paid in capital. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

In fiscal 2009 and 2010, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”
(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 157 in these financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends SFAS No. 87, “Employers’ Accounting for Pensions”; SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”; SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and SFAS No. 132®, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)”. As of July 31, 2009, the Company does not have a pension plan, nor does it have any plans for a pension program in the near future.  As such, SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115,” (“SFAS 159”). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of SFAS 157. The Company has adopted SFAS 159 in these financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and has been adopted in the company’s financial statements.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is not expected to have a material impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 . SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The company has adopted this pronouncement in the current period.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at July 31, 2009 or April 30, 2009, respectively.

Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments

We have evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, and EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock, to certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded these instruments are required to be accounted for as derivatives effective May 1, 2009.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Lattice Valuation Model

Beginning in the quarter ended October 31, 208, we  have valued the freestanding warrants and the conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and July 31, 2009.

The primary assumptions include projected annual volatility of 240-250% and holder exercise targets at 150-200% of the exercise/conversion price for the warrants and preferred stock, decreasing as the instruments approach maturity.  Based on these assumptions, the fair value of the warrant derivatives as of May 1, 2009 was estimated by management to be $5,625,933.  This amount was recorded as a cumulative adjustment to additional paid in capital.

On July 23, 2009, the Company issued Preferred D shares and related warrants as detailed in Note F.  This preferred stock and associated warrants are also derivative instruments under SFAS 133 and EITF 07-05.

The fair value of the remaining derivatives as of July 31, 2009 was estimated by management to be $3,760,437.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain down round provisions and convertible bonds with a strike price denominated in a foreign currency.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended July 31, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$3,760	$-	$-	$3,760	$3,760
Totals		$-	$-	$3,760	$3,760

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of the derivative liabilities associated with certain preferred stock issuances and freestanding warrants that contain down round provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended July 31, 2009 (in thousands):

Derivative
Liabilities

Balance, May 1, 2009	$5,626
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(2,292)
Included in stockholders' equity
Purchases, issuances and settlements	426
Transfers in and/or out of Level 3	-
Balance, July 31, 2009	$3,760

NOTE B - NOTES PAYABLE

A summary of notes payable at July 31, 2009 and April 30, 2009 is as follows:

	July 31, 2009	April 30, 2009

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	139,299	153,974

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is at 13% per annum payable monthly, however during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the Original Issuance Date (d)	5,462,713	5,445,502

Total Notes Payable	5,602,012	5,599,476
Less: current portion	(100,000)	(100,000)
Total - notes payable – long term	5,502,012	$5,499,476

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE B - NOTES PAYABLE (Continued)

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted to $4,845 and $4,845 for the three month periods years ended July 31, 2009 and 2008, respectively.

(d) The Company issued the note-holder 68,168,164 warrants with an exercise price of $0.05 per share expiring by December 11, 2015.  The Company accounted for the warrants in accordance with APB 14. The debt discount of $595,391 is amortized over the maturity period of six years as interest expense.  Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount amounted to $23,929 and $0 for the periods ended July 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

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

As of July 31, 2009 and April 30, 2009, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the three months period ended July 31, 2009.  The Company has 50,000 shares of treasury stock at July 31, 2009 and April 30, 2009

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

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

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of July 31, 2009 was $3,319,352 plus accrued dividends of $104,528.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

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

 After the accretion of the discount, the Series B Preferred Stock had a carrying value of $164,942 and $44,624 at July 31, 2009 and April 30, 2009, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009
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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note A. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $19,875 and $5,860 at July 31, 2009 and April 30, 2009 respectively, which is the carrying value at each date, respectively.

NOTE F – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D

On July 26, 2009 Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, pursuant to which the Company issued and sold (a) a series of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,946,512 (total of 1,946,512 shares of Series D Preferred Stock), (b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 28,837,209 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $1,335,447 plus a receivable of $73,000.

On September 4, 2009, the Company returned $600,000 to Vicis Capital Master Fund which was held in escrow as a part of the  funding from Vicis Capital Master Fund on July 23, 2009.  These funds were held in an escrow account for the purpose of the Company purchasing an ownership interest in another company.  The Company made the decision to not purchase the ownership interest in the company and returned the funds pursuant to a Letter of Agreement dated July 23, 2009.  Pursuant to the terms of the Letter of Agreement, Midtown agreed to refund the Company $48,000 of the cash commissions that it previously received in connection with the July 23, 2009 financing.  In addition, the law firm preparing the documents for the July 23, 2009, agreed to release the remaining funds held in the escrow account of $25,000 to the Company.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JULY 31, 2009

NOTE F – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D (Continued)

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

The Series D Preferred Stock: a) has a stated amount of $1.00 per share; is convertible at the option of the holder at a price of $.04 per share at any time (total of 48,662,791 shares of common stock); b)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted.  Payment of the Redemption Amount is guaranteed by the Registrant’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Registrant.

The Series 5 Warrants have an exercise price of $.04 per share (total of 28,837,209 shares of Common Stock and have a term of 7 years from the date of issuance.

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

The Company paid $27,701 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 8% commission ($124,000), b) Series BD-7 Warrant to purchase 2,883,721 shares of Common Stock at an exercise price of $.04 per share exercisable for 7 years from the date of issuance and c) Series BD-8 Warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $.0.04 per share exercisable for 7 years from the date of issuance.

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

NOTE G- ACQUISITION OF INTANGIBLE ASSETS

The trade name acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trade name is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. An independent appraiser assessed the value of the trade name acquired and determined that the fair value of the trade name exceeded its recorded book value at April 30, 2009. The building engineering and architectural plans acquired have estimated useful lives of ten years.

The Company has adopted  SFAS No. 142,  Goodwill  and Other  Intangible  Assets, whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of July 31, 2009.

Total identifiable intangible assets acquired and their carrying values at July 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$954,065	$(399,071)	$554,994	$-	10.0
Total Amortized Identifiable Intangible Assets	954,065	(399,071)	554,994	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,304,065	$(399,071)	$904,994	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE G- ACQUISITION OF INTANGIBLE ASSETS – (Continued)

Total amortization expense charged to operations for the three months period ended July 31, 2009 and 2008 were $25,830 and $22,191, respectively.   Estimated amortization expense as of January 31, 2009 is as follows:

2010	$103,320
2011	103,320
2012	103,320
2013	103,320
2014 and after	141,714
Total	$554,994

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $6,500,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through July 31, 2009, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at July 31, 2009.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was no income tax provision or benefit for the three months ended July 31, 2009 and 2008.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008
Computed “expected” income tax expense (benefit) at approximately 34%	$264,000	$(157,000)
Change in valuation allowance	(257,000)	157,000
Losses not producing benefits	(7,000)	--
	$--	$--

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE I – GUARANTEE FEE AGREEMENT

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guaranty, the Company is recognizing the related expense proportionately over five years. For three months ended July 31, 2009, the Company recorded expense of $13,665 with an equivalent offset to additional paid-in capital.

The issuance of the above warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.
NOTE J – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	-	$-
Outstanding at April 30, 2009	68,168,164	$0.05
Outstanding at July 31, 2009	68,168,164	$$0.05

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opp. Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended July 31, 2009 and 2008. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04	38,842,940	3.58	$0.04	38,842,940	$0.04
$0.04	36,842,940	5.58	$0.04	36,842,940	$0.04
$0.04	2,500,000	4.00	$0.04	2,500,000	$0.04
$0.04	73,500,000	6.00	$0.04	73,500,000	$0.04
$0.04	74,984,980	6.42	$0.04	74,984,980	$0.04
$0.04	36,587,209	6.92	$0.04	36,587,209	$0.04
Total	263,258,069		$0.04	263,258,069	$0.04

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE J – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.04
Granted	150,984,980	0.04
Exercised	-	-
Canceled or expired
Outstanding at April 30, 2009	226,670,860	$0.08
Granted	36,587,209	$0.04
Exercised	-
Canceled or expired	-
Outstanding at July 31, 2009	263,258,069	$0.04

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

The Company granted 36,587,209 warrants in July 23, 2009 in connection with a funding by Vicis Capital Master Fund.  The warrants granted will expire on July 23, 2016.

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options pursuant to the 2001 Stock Option Plan outstanding at July 31, 2009.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE K – DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note.  Using the effective interest method, the deferred financing cost was $59,538 as of December 31, 2008 and is being amortized to interest expense.  As of July 31, 2009, the total non-cash interest charged to operations amount to $1,923 and $0 for the period year ended July 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and the Promissory Note for $6,000,000 totaled $1,396,758 of which $73,500 and $100,092 had been amortized as of July 31, 2009 and April 30, 2009, respectively.  The remaining net deferred financing costs per the balance sheet at July 31, 2009 was $53,475 for the December 2008 funding and $1,056,261  for the Series B Preferred Stock, Series C and Series D Preferred Stock funding.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference from using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

NOTE L – EARNINGS PER SHARE

The following shares of common stock were  not included in the calculation of weighted-average fully-diluted shares outstanding or fully-diluted earnings per share for the three month ended July 31, 2009 because the exercise or conversion prices of the securities were in excess of the average closing market price of the Company’s common stock for the period of $0.0375:

For the exercise of warrants t $0.04 per share	36,587,209
For the exercise of warrants at $0.05 per share	74,984,980
For the exercise of warrants at $0.10 per share	78,000,000
For the exercise of warrants at $0.20 per share	36,842,940
For the exercise of warrants at $0.40 per share	36,842,940
For the exercise of stock options at $0.05 per share	68,168,164
For the conversion of Series B preferred stock at $0.10 per share	49,775,629
For the conversion of Series C preferred stock at $0.07 per share	25,000,000
For the conversion of Series C preferred stock at $1.00 per share	156,653

Total shares issuable	406,358,515

The Company did not present fully-diluted shares outstanding or earnings per share for the three months ended July 31, 2008 because the effect would have been anti-dilutive.

NOTE M – SUBSEQUENT EVENTS

On September 4, 2009, the Company returned $600,000 to Vicis Capital Master Fund which was held in escrow as a part of the $2,150,000 funding from Vicis Capital Master Fund on July 23, 2009.  These funds were held in an escrow account for the purpose of the Company purchasing an ownership interest in another company.  The Company made the decision to not purchase the ownership interest in the company and returned the funds pursuant to a Letter of Agreement dated July 23, 2009.  Pursuant to the terms of the Letter of Agreement, Midtown agreed to refund the Company $48,000 of the cash commissions that it previously received in connection with the July 23, 2009 financing, reduce the number of shares issuable upon the exercise of the Series BD-7 Common Stock Purchase Warrant for 6,750,000 to 4,866,279 and reduce the number of shares issuable upon the exercise of the Series BD-8 Common Stock Purchase Warrant from 4,000,000 to 2,883,721.  On September 14, 2009, the Company received the remaining funds in the escrow account of $25,000, less $10,148 of legal fees incurred.

Since the transaction above was primarily a modification of an agreement signed prior to July 31, 2009, it was treated as a Type I subsequent event and adjusted for in the financials as of July 31, 2009 presented in this 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009

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

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock  ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these were reclassified as derivative liability on May 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to retained earnings. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

See Critical Accounting Policies, Notes D, E and F to the condensed consolidated financial statements for a further discussion of the Series B, C and D Preferred as well as Part II, Item 2 this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2009 TO THE THREE MONTHS ENDED JULY 31, 2008

The Company’s total revenues were $12,441 for the quarter ended July 31, 2009 compared to $499,061 for the same time period in 2008, a decrease of $486,620.  The Company did not put any new projects in production during quarter ended July 31, 2009.  Management made the decision to focus on dismantling and transporting the equipment and raw materials purchased from one of the largest modular manufacturers in the country back to the Company’s Chowchilla plant.  The sale was handled by a bankruptcy court and involved multiple locations.

The Company had a negative gross profit of $389,628 for the quarter ended July 31, 2009 and a gross profit of $171,604 for the quarter ended July 31, 2008.  There was no new production for the quarter ended July 31, 2009.  As part of agreement with the bankrupt company that sold Global the majority of its assets, Global took over some of their projects and experienced cost overruns on a couple of their projects that were underbid.

Total operating expenses were $593,549 for the three months ended July 31, 2009 compared to $587,461 for the same time period in 2008.  Due to the Company’s acquisitions the depreciation expense increased by $48,464 when comparing the first quarter of 2009 and 2008. Also, the Company’s interest expense increased by $186,805 due to the debt service on the long term promissory note executed in December 2008, when comparing the first quarter of 2009 and 2008.  The Company realized a reduction of $2,291,940 in the change in the fair value of the derivatives for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2009, the Company had a working capital surplus of $1,932,465. The net profit for the three months ended July 31, 2009 was $1,074,874. The Company generated a negative cash flow from operations of $147,084 for the three-month period ended January 31, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's net gain from continuing operations of $1,074,874 adjusted for depreciation and amortization of $135,155, amortization of debt discount of $22,056, change in the fair value of derivatives of $2,291,940, a decrease in accounts receivable of $653,047, an increase in inventory of $50,359, a decrease in other assets of $14,628 and an increase in accounts payable of $176,476.

Cash flows used in investing activities for the three-month period ended July31, 2009 consisted of the acquisition of $8,123 of architectural plans used in operations and $261,651 for equipment.

The Company funded operations during the three months ended July 31, 2009 from proceeds from the sale of Series D Preferred Stock for $1,335,477. The Company paid preferred stock dividends of $31,255 to the preferred stockholders and reduced notes payable by $19,520.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition
•	Hybrid equity instruments
•	Derivative instruments and fair value of financial instruments
•	Warrants issued for certain services
•	Inventories

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

In fiscal years 2007, 2008, 2009 and 2010, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", on the basis of the estimated percentage of completion.

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

Hybrid Equity Instruments

Redeemable convertible preferred stock issued with common stock purchase warrants present one of the most difficult areas in today’s accounting environment. The correct treatment of these instruments requires careful analysis and the choice and application of the proper rules encompassed by several accounting pronouncements as discussed in the above-referenced notes.  Moreover these accounting rules continue to evolve

Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments

We have evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, and EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock, to certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded these instruments are required to be accounted for as derivatives effective May 1, 2009.

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Lattice Valuation Model

Beginning in the quarter ended October 31, 208, we  have valued the freestanding warrants and the conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and July 31, 2009.

The primary assumptions include projected annual volatility of 240-250% and holder exercise targets at 150-200% of the exercise/conversion price for the warrants and preferred stock, decreasing as the instruments approach maturity.  Based on these assumptions, the fair value of the warrant derivatives as of May 1, 2009 was estimated by management to be $5,625,933.  This amount was recorded as a cumulative adjustment to additional paid in capital.

On July 23, 2009, the Company issued Preferred D shares and related warrants as detailed in Note F.  This preferred stock and associated warrants are also derivative instruments under SFAS 133 and EITF 07-05.

The fair value of the remaining derivatives as of July 31, 2009 was estimated by management to be $3,760,437.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain down round provisions and convertible bonds with a strike price denominated in a foreign currency.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended July31, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$3,760	$-	$-	$3,760	$3,760
Totals		$-	$-	$3,760	$3,760

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of the derivative liabilities associated with certain preferred stock issuances and freestanding warrants that contain down round provisions.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended July 31, 2009 (in thousands):

Derivative
Liabilities

Balance, May 1, 2009	$5,626
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(2,292)
Included in stockholders' equity
Purchases, issuances and settlements	426
Transfers in and/or out of Level 3	-
Balance, July 31, 2009	$3,760

Warrants issued for certain services

The Company has issued certain warrants in exchange for a continuing guarantee of its surety bonds.  As the period of service is prospective for the five year term of the agreement the Company is charging the fair value of these warrants proportionately over such five year term.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of July 31, 2009, we determined a reserve of $203,810 was required against our account receivables.

Employees

As of July 31, 2009, the company had 30 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2009 Form 10-KSB includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

Subsequent Events

On September 4, 2009, the Company returned $600,000 to Vicis Capital Master Fund which was held in escrow as a part of the $2,150,000 funding from Vicis Capital Master Fund on July 23, 2009.  These funds were held in an escrow account for the purpose of the Company purchasing an ownership interest in another company.  The Company made the decision to not purchase the ownership interest in the company and returned the funds pursuant to a Letter of Agreement dated July 23, 2009.  Pursuant to the terms of the Letter of Agreement, Midtown agreed to refund the Company $48,000 of the cash commissions that it previously received in connection with the July 23, 2009 financing, reduce the number of shares issuable upon the exercise of the Series BD-7 Common Stock Purchase Warrant for 6,750,000 to 4,866,279 and reduce the number of shares issuable upon the exercise of the Series BD-8 Common Stock Purchase Warrant from 4,000,000 to 2,883,721.  On September 14, 2009, the Company received the remaining funds in the escrow account of $25,000, less $10,148 of legal fees incurred.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of September 15, 2009, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: September 21, 2009	By:	/s/ Phillip Hamilton
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 21, 2009	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)