Form 10-Q
period 2009-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2009-12-21
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, 15,369,885 shares of Common Stock ($.001 par value) as of December 18, 2009.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2009	April 30, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$221,659	$335,799
Accounts receivable, net of allowance for doubtful accounts of $288,376 at October 31, 2009 and $154,945 at April 30, 2009, respectively	283,764	1,563,830
Inventories	4,911,809	4,583,275
Advances to employees	5,980	15,815
Other current assets	41,667	91,667
Prepaid expenses	14,080	40,554
Total current assets	5,478,959	6,630,940

Property, plant and equipment:
Property, plant and equipment, at cost	5,151,485	4,845,445
Less: Accumulated depreciation	(1,817,066)	(1,587,861)
Total property, plant and equipment, net	3,334,419	3,257,584

Other assets: Inventories-long term	643,738	661,738
Deferred Financing Cost, net of accumulated amortization of $308,532 and $213,589 at October 31, 2009 and April 30, 2009, respectively (Note J)	1,014,794	994,522
Deposit	37,375	37,375
Intangible assets net of accumulated amortization of $423,998 and $375,280 at October 31, 2009 and April 30, 2009, respectively (Note G)	914,746	920,662
Total other assets	2,610,653	2,614,297

Total Assets	$11,424,031	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	October 31, 2009	April 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,125,640	$787,913
Derivative Liability	2,405,845	-
Dividend payable	340,247	57,444
Convertible notes payable, current portion (Note B)	100,000	100,000
Total current liabilities	3,971,732	945,357

Long-term liabilities:
Convertible notes payable, long term portion, net of debt discount (Note B)	5,522,368	5,499,476
Total long-term liabilities	5,522,368	5,499,476

Commitment and contingencies	-	-

Convertible Redeemable Preferred Stock, Series D, par value $.001 per share, 2,750,000 shares authorized, 1,946,512 and 0 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively (Note F)	1,946,512	-
Discount on Preferred Stock Series D	(689,388)	-
Net Preferred Stock Series D	1,257,124	-
Convertible Redeemable Preferred Stock, Series C par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively (Note E)	1,750,000	1,750,000
Discount on Preferred Stock Series C	(1,682,595)	(1,744,140)
Net Preferred Stock Series C	67,405	5,860
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively (Note D )	3,484,294	3,484,294
Discount on Preferred Stock Series B	(2,874,623)	(3,439,670)
Net Preferred Stock Series B	609,671	44,624

Stockholders' equity (deficit):

Common stock, par value $.001 per share; 2,750,000,000 shares authorized; 15,369,885 and 15,369,885 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively (Note C)	15,370	15,370
Additional paid-in capital	6,710,521	13,334,258
Treasury stock (Note C)	(50)	(50)
Accumulated deficit	(6,730,110)	(7,342,074)
Total stockholders' equity (deficit)	(4,269)	6,007,504

Total liabilities and stockholders' equity (deficit)	$11,424,031	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008
Revenues	$193,366	$1,668,294	$205,807	$2,167,355
Depreciation and amortization	142,768	86,692	277,923	173,383
Cost of goods sold	683,582	1,094,605	1,085,651	1,422,062
Gross profit	(632,984)	486,997	(1,157,767)	571,910

Operating expenses:
Selling, general and administrative expenses	919,434	503,229	1,377,828	1,003,999
Total operating expense	919,434	503,229	1,377,828	1,003,999

Income (loss) from operations	(1,552,418)	(16,232)	(2,535,595)	(432,089)

Interest expense, net	(251,418)	(49,316)	(471,642)	(82,735)
Change in fair value-derivatives	1,354,592	-	3,646,532	-
Guaranty Expense	(13,665)	(44,944)	(27,330)	(70,566)

Net income (loss)	(462,909)	(110,492)	611,965	(585,390)

Preferred Dividends, paid or accrued	157,029	157,083	314,058	281,173
Accretion of discount on preferred stock	570,020	7,148	711,076	9,122

Net income (loss) attributable to common stockholders	(1,189,958)	(274,723)	(413,169)	(875,685)

Earnings per common share:
Basic	$(0.08)	$(0.01)	$(0.03)	$(0.05)
Diluted	(0.08)	(0.01)	(0.03)	(0.05)
Weighted average shares outstanding:
Basic	15,369,885	15,369,885	15,369,885	15,369,885
Diluted	15,369,885	15,369,885	15,369,885	15,369,885

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Six months ended October 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$611,965	$(585,390)
Adjustment to reconcile net income (loss) to net cash used in continuing operations
Depreciation and amortization	277,923	173,383
Change in derivative liability	(3,646,532)	-
Amortization of debt discount	50,936	9,690
Amortization of deferred financing cost	170,365	-
Bad debt expense	133,431	-
Amortization of Guaranty Expense	27,330	70,566
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	1,146,635	(737,868)
(Increase) in inventory	(310,534)	(691,180)
Decrease / (increase) in prepaid expense and others	145,507	(158,090)
(Increase) in employee advances	9,835	3,094
Increase in accounts payable and accrued liabilities	337,727	(99,073)
Net cash (used in) continuing operations	(1,045,412)	(2,014,872)

Cash flows from investing activities:
Intangible assets	(38,836)	-
Capital expenditure	(306,039)	(75,731)
Net cash (used in) investing activities	(344,875)	(75,371)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock	1,335,447	-
Proceeds from sale of Series C Preferred Stock, net of cost	-	1,500,000
Preferred Dividends Paid	(31,255)	(146,913)
Proceeds from (repayments of) notes payable, net	(28,045)	807,091
Repayments of payable to related parties, net	-	(5,500)
Net cash provided by(used in) financing activities	1,276,147	2,154,678

Net decrease in cash and cash equivalents	$(114,140)	$64,075
Cash and cash equivalents at beginning of period	335,799	53,193
Cash and cash equivalents at end of period	$221,659	$117,268

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$33,451	$55,731
Change in fair value-derivatives	(3,646,532)	-
Preferred dividends accrued	340,247	-
Initial EITF 07-5 derivative liability	5,625,933	-
Accretion of preferred stock discounts charged to paid-in-capital	711,076	9,122
Amortization of beneficial conversion feature of convertible notes	50,936	9,690

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
OCTOBER 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the three and six month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted  the standard issued by FASB which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of the standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these were reclassified as derivative liability on May 1, 2009 as a result of this standard.  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to additional paid in capital. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

In fiscal 2009 and 2010, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with the provisions of the FASB, standard  on the basis of the estimated percentage of completion.

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
OCTOBER 31, 2009

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

New Accounting Pronouncements

In December 2007, the Company adopted standards issued by FASB which require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  The standards are effective for fiscal years beginning after December 15, 2008 these standards will be applied to business combinations occurring after the effective date The standard will be applied prospectively to all non-controlling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of the FASB standard will have on the Company’s financial position or results of operations.

In September 2006, the FASB adopted a standard that defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted the FASB standard in these financial statements.

In September 2006, the FASB issued an amendment to the accounting standards for employer’s accounting for defined benefit pension and other post retirement plans. As of October 31, 2009, the Company does not have a pension plan, nor does it have any plans for a pension program in the near future.  As such, the FASB standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued a standard that establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of standard.. The Company has adopted the standard in these financial statements.

In March 2008, the FASB issued an amendment to the accounting standards which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the standard and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and has been adopted in the company’s financial statements.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued an amendment to the accounting standards that requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The standard is not expected to have a material impact on the Company's financial statements.

In May 2008, the FASB issued a standard that resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under the standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how the standard applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The standard also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The standard is not expected to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued a standard for “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The standard requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The company has adopted this pronouncement in the current period.

In June 2009, the FASB issued a standard that will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the standard to have an impact on the Company’s results of operations, financial condition or cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at October 31, 2009 or April 30, 2009, respectively.

Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments

We have evaluated the application of FASB standards to certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.  Based on the guidance in the standards, we have concluded these instruments are required to be accounted for as derivatives effective May 1, 2009.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under the FASB standards..

Lattice Valuation Model

Beginning in the quarter ended October 31, 2008, we  have valued all subsequent freestanding warrants and conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This  model incorporates transaction details such as the company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and October 31, 2009.

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

On July 23, 2009, the Company issued Preferred D shares and related warrants as detailed in Note F.  This preferred stock and associated warrants are also derivative instruments under FASB standards.

The fair value of the remaining derivatives as of October 31, 2009 was estimated by management to be $2,405,845.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments

FASB standards defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
OCTOBER 31, 2009

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended October 31, 2009 :

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$2,405,845	$-	$-	$2,405,845	$2,405,845
Totals		$-	$-	$2,405,845	$2,405,845

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended October 31, 2009:

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,646,532)
Included in stockholders' equity
Purchases, issuances and settlements	426,444
Transfers in and/or out of Level 3	-
Balance, October 31, 2009	$2,405,845

NOTE B - NOTES PAYABLE

A summary of notes payable at October 31, 2009 and April 30, 2009 is as follows:

	October 31, 2009	April 30, 2009

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	135,620	153,974

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is at 13% per annum payable monthly, however during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the Original Issuance Date (d)	5,486,748	5,445,502

Total Notes Payable	5,622,368	5,599,476
Less: current portion	(100,000)	(100,000)
Total - notes payable – long term	5,522,368	$5,499,476

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2009

NOTE B - NOTES PAYABLE (Continued)

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with FASB standards, and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted to $9,690 and $9,690 for the six month periods years ended October 31, 2009 and 2008, respectively.

(d) The Company issued the note-holder 68,168,164 warrants with an exercise price of $0.05 per share expiring by December 11, 2015.  The Company accounted for the warrants in accordance with FASB standards. The debt discount of $595,391 is amortized over the maturity period of six years as interest expense.  Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount amounted to $47,964 and $0 for the periods ended October 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

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

Effective June 24, 2008, the Registrant amended its Articles of Incorporation to authorize (a) to increase its authorized preferred stock from thirteen million five hundred thousand  (13,500,000) shares to sixteen million two hundred fifty thousand (16,250,000) shares, (b) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, (c) establish the designations, rights and preferences of the Series C Preferred Stock.

As of October 31, 2009 and April 30, 2009, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the six months period ended October 31, 2009.  The Company has 50,000 shares of treasury stock at October 31, 2009 and April 30, 2009

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

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

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of October 31, 2009 was $2,874,623 plus accrued dividends of $209,058.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2009

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

As a result of this obligation, the Company has determined the Series B shares includes redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series B shares outside of shareholders’ equity in accordance with FASB standards. In accordance with the standard, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of common shareholders’ equity in the accompanying consolidated balance sheet.

 In connection with the February 22, 2008 issuance of the Series B Preferred Stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to do so, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of damages that may be due is one and a one-half percent of the stated value of 12% Preferred Stock per month; provided, however, that in no event shall the aggregate amount paid exceed nine percent of the stated value. The Company is in default of this requirement but has obtained a waiver on this provision from the holders.  In accordance with the FASB standard, no penalty accrual has been made as management has concluded that none will be payable.  This treatment is consistent with the guidance in FASB standards.

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

After the accretion of the discount, the Series B Preferred Stock had a carrying value of $609,671 and $44,624 at October 31, 2009 and April 30, 2009, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2009

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note A. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $67,405 and $5,860 at October 31, 2009 and April 30, 2009 respectively, which is the carrying value at each date, respectively.

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
OCTOBER 31, 2009

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

The Company has adopted  the FASB standard whereby the Company  periodically test its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of October 31, 2009.

Total identifiable intangible assets acquired and their carrying values at October 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$988,744	$(423,998)	$564,746	$-	10.0
Total Amortized Identifiable Intangible Assets	988,744	(423,998)	564,746	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	350,000	350,000	-
Total Amortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,338,744	$(423,998)	$914,746	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE G- ACQUISITION OF INTANGIBLE ASSETS – (Continued)

Total amortization expense charged to operations for the six months period ended October 31, 2009 and 2008 were $48,718 and $72,063, respectively.   Estimated amortization expense as of October 31, 2009 is as follows:

2010	$97,436
2011	97,436
2012	97,436
2013	97,436
2014 and after	175,002
Total	$564,746

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guaranty, the Company is recognizing the related expense proportionately over five years. For six months ended October 31, 2009, the Company recorded expense of $27,330 with an equivalent offset to additional paid-in capital.

The issuance of the above warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	-	$-
Outstanding at April 30, 2009	68,168,164	$0.05
Outstanding at October 31, 2009	68,168,164	$$0.05

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opp. Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended October 31, 2009 and 2008. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04	38,842,940	3.33	$0.04	38,842,940	$0.04
$0.04	36,842,940	5.33	$0.04	36,842,940	$0.04
$0.04	2,500,000	3.75	$0.04	2,500,000	$0.04
$0.04	73,500,000	5.75	$0.04	73,500,000	$0.04
$0.04	74,984,980	6.17	$0.04	74,984,980	$0.04
$0.04	36,587,209	6.67	$0.04	36,587,209	$0.04
Total	263,258,069		$0.04	263,258,069	$0.04

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.04
Granted	150,984,980	0.04
Exercised	-	-
Canceled or expired
Outstanding at April 30, 2009	226,670,860	$0.08
Granted	36,587,209	$0.04
Exercised	-
Canceled or expired	-
Outstanding at July 31, 2009	263,258,069	$0.04
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at October 31, 2009	263,258,069	$0.04

The Company granted 750,000 warrants during the year ended April 30, 2003 in connection with acquisition of MBS in February 2003.  The warrants granted have an original expiration date on January 31, 2004, 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to January 31, 2008.  These warrants have expired.

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

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options pursuant to the 2001 Stock Option Plan outstanding at October 31, 2009.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE J – DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note.  Using the effective interest method, the deferred financing cost was $59,538 as of December 31, 2008 and is being amortized to interest expense.  As of October 31, 2009, the total non-cash interest charged to operations amount to $4,415 and $0 for the period year ended October 31, 2009 and 2008 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and the Promissory Note for $6,000,000 totaled $1,396,758 of which $168,442 and $100,092 had been amortized as of October 31, 2009 and April 30, 2009, respectively.  The remaining net deferred financing costs per the balance sheet at October 31, 2009 was $50,983, which was for the December 2008 funding and $963,810 for the Series B Preferred Stock, Series C and Series D Preferred Stock funding.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference from using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

NOTE K – EARNINGS PER SHARE

The following shares of common stock were  not included in the calculation of weighted-average fully-diluted shares outstanding or fully-diluted earnings per share for the six month ended October 31, 2009 because the exercise or conversion prices of the securities were in excess of the average closing market price of the Company’s common stock for the period of $0.0375:

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

The Company did not present fully-diluted shares outstanding or earnings per share for the three months ended October 31, 2008 because the effect would have been anti-dilutive.

NOTE L – SUBSEQUENT EVENTS

On November 18, 2009 Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,550,000 (total of 1,550,000 shares of Series D Preferred Stock), (b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 25,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $1,250,000 with $500,000 being deposited into an escrow account for guaranteeing performance of one or more manufacturing contracts.

The Company paid $15,000 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 8% commission ($100,000), b) Series BD-9 Warrant to purchase 3,875,000 shares of Common Stock at an exercise price of $.04 per share exercisable for 7 years from the date of issuance and c) Series BD-10 Warrant to purchase 2,500,000 shares of Common Stock at an exercise price of $.0.04 per share exercisable for 7 years from the date of issuance.

The Series 5 Warrants, Series BD-9 and Series BD-10 Warrants have an exercise price of $.04 per share with "cashless exercise" provisions and certain anti-dilution rights.

The issuance of the Series D Preferred Stock, the Series 5 Warrants, the Series BD-9 and Series BD-10 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

On November 20, 2009, Phillip Hamilton, Chief Executive Officer of Global Diversified Industries, Inc. purchased  (a) all shares of Common Stock (b) all shares of Preferred Series D Stock (c) all Preferred Series D Stock Warrants and (d) 18,950,000 Series 3 Warrants owned by Rebecca Manandic.

As of November 20, 2009, Phillip Hamilton owns 21% percent of the Company’s stock on a fully diluted basis.

Subsequent events were evaluated through the date this report was filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2009

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

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted FASB standards which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of the standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these were reclassified as derivative liability on May 1, 2009 as a result of this standard..  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to retained earnings. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

See Critical Accounting Policies, Notes D, E and F to the condensed consolidated financial statements for a further discussion of the Series B, C and D Preferred as well as Part II, Item 2 this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2009 TO THE THREE MONTHS ENDED OCTOBER 31, 2008

The Company’s total revenues were $193,366 for the quarter ended October 31, 2009 compared to $1,668,294 for the same time period in 2008, a decrease of $1,474,928.  The Company reduced  production to a minimum level during quarter ended October 31, 2009.  Management made the decision to focus on dismantling and transporting the equipment and raw materials purchased from one of the largest modular manufacturers in the country back to the Company’s Chowchilla plant.

The Company had a negative gross profit of $490,216 for the quarter ended October 31, 2009 and a gross profit of $573,689 for the quarter ended October 31, 2008.  There was no new production for the quarter ended October 31, 2009.  As part of agreement with the bankrupt company that sold Global the majority of its assets, Global took over some of their projects and experienced cost overruns on a couple of their projects that were underbid.

Total operating expenses were $1,062,202 for the three months ended October 31, 2009 compared to $589,921 for the same time period in 2008.  The Company’s legal and professional fees increased $173,253 for the quarter ended October 31, 2009 as compared to the quarter ended October 31, 2008.  This increase was the result of legal and professional fees incurred for the four fundings received by the Company.   Due to the Company’s acquisitions the depreciation expense increased by $56,076 when comparing the second quarter of 2009 and 2008. Also, the Company’s interest expense increased by $202,102 due to the debt service on the long term promissory note executed in December 2008, when comparing the second quarter of 2009 and 2008.  The Company realized a reduction of $1,354,592 in the change in the fair value of the derivatives for the quarter ended October 31, 2009 as compared to the quarter ended October 31, 2008.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2009 TO THE SIX MONTHS ENDED OCTOBER 31, 2008

Total revenues from continuing operations decreased to $205,807 for the six months ended of October 31, 2009 from $2,167,355 for the six months ended October 31, 2008. The Company reduced production operations to a minimal amount during the six months ended October 31, 2009 and focused on relocating the equipment acquired in sale of a major competitor with out of state location to their plant in Chowchilla, CA.

Cost of goods sold from continuing operations was $1,085,651 and $1,422,062, respectively for the six months ended October 31, 2009 and 2008. The Company focused on closing out all of the projects in the field and incurred losses on two projects.

Total operating expenses increased to $1,655,751 in the six months ended October 31, 2009 from $1,177,382 in the six months ended October 31, 2008. The operating expenses increased due to legal fees and professional fees by $278,097 comparing the six months ended October 31, 2009 and October 31, 2008, which was attributed to the professional consulting fees incurred in securing funding from Vicis Capital Master Fund.  The Company also had an increase of $38,250 in travel costs and an increase of $104,540 in depreciation for the six months ending October 31, 2009 as compared to the six months ended October 31, 2008.  Also, the Company interest expense increased $388,907 for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008, due to debt service on the six million long term promissory note executed in December 2008.

The Company realized a reduction of $3,646,532 in Change in fair value of derivatives for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008.

Liquidity and Capital Resources

As of October 31, 2009, the Company had a working capital surplus of $1,507,227. The net profit for the six months ended October 31, 2009 was $611,965. The Company generated a negative cash flow from operations of $1,045,412 for the six-month period ended October 31, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's net profit from continuing operations of $611,965 adjusted for depreciation and amortization of $277,923, amortization of debt discount of $50,936, a decrease in the fair value of derivatives of $3,646,532, a decrease in accounts receivable of $1,146,635, an increase in inventory of $310,534, a decrease in other assets of $145,507 and an increase in accounts payable of $337,727.

Cash flows used in investing activities for the six-month period ended October 31, 2009 consisted of the acquisition of $38,836 of architectural plans used in operations and $306,039 for equipment.

The Company funded operations during the six months ended October 31, 2009 from proceeds from the sale of Series D Preferred Stock for $1,335,477. The Company paid preferred stock dividends of $31,255 to the preferred stockholders and reduced notes payable by $28,044.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of FASB standards In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

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

In the event that the Company’s arrangements with its customers include more than one product or service, the Company determines whether the individual revenue elements can be recognized separately in accordance with FASB standards.

In fiscal years 2007, 2008, 2009 and 2010, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with FASB standards, on the basis of the estimated percentage of completion.

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

Derivative Instruments

We have evaluated the application of FASB standards to certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.  Based on the guidance in these standards, we have concluded these instruments are required to be accounted for as derivatives effective May 1, 2009.

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under the standard.

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

On July 23, 2009, the Company issued Preferred D shares and related warrants as detailed in Note F.  This preferred stock and associated warrants are also derivative instruments under FASB standards.

The fair value of the remaining derivatives as of October 31, 2009 was estimated by management to be $2,405,845.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments

FASB standards defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the six months ended October 31, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$2,405,845	$-	$-	$2,405,845	$2,405,845
Totals		$-	$-	$2,405,845	$2,405,845

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended October 31, 2009 (in thousands):

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,646,532)
Included in stockholders' equity
Purchases, issuances and settlements	426,444
Transfers in and/or out of Level 3	-
Balance, October 31, 2009	$2,405,845

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of October 31, 2009, we determined a reserve of $288,376 was required against our account receivables.

Employees

As of October 31, 2009, the company had 20 employees. The Company anticipates the number of employees will increase over the next six months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report on April 30, 2009 Form 10-K includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

Subsequent Events

On November 18,, 2009 Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,550,000 (total of 1,550,000 shares of Series D Preferred Stock), (b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 25,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $1,250,000 with $500,000 being deposited into an escrow account for guaranteeing performance of one or more manufacturing contracts.

The Company paid $15,000 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 8% commission ($100,000), b) Series BD-9 Warrant to purchase 3,875,000 shares of Common Stock at an exercise price of $.04 per share exercisable for 7 years from the date of issuance and c) Series BD-10 Warrant to purchase 2,500,000 shares of Common Stock at an exercise price of $.0.04 per share exercisable for 7 years from the date of issuance.

The Series 5 Warrants, Series BD-9 and Series BD-10 Warrants have "cashless exercise" provisions and certain anti-dilution rights.

The issuance of the Series D Preferred Stock, the Series 5 Warrants, the Series BD-9 and Series BD-10 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

On November 20, 2009, Phillip Hamilton, Chief Executive Officer of Global Diversified Industries, Inc. purchased  (a) all shares of Common Stock (b) all shares of Preferred Series D Stock (c) all Preferred Series D Stock Warrants and (d) 18,950,000 Series 3 Warrants owned by Rebecca Manandic.

As of November 20, 2009, Phillip Hamilton owns 21% percent of the Company’s stock on a fully diluted basis.

Subsequent events were evaluated through the date this report was filed.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of December 15, 2009, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

The Company's management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated as of and within 45 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that as of April 30, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the US generally accepted accounting principles

Additionally, due to the size of the Company, we are unable to properly segregate our duties and functions.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: December 21, 2009	By:	/s/ Phillip Hamilton
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2009	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)