Form 10-Q
period 2010-01-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2010-03-22
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, 15,369,885 shares of Common Stock ($.001 par value) as of March 22, 2010.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2010	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$123,297	$335,799
Restricted Cash	500,000	-
Accounts receivable, net of allowance for doubtful accounts of $290,475 and $154,945 at January 31, 2010 and April 30, 2009, respectively	215,901	1,563,830
Inventories-current portion	4,910,439	4,583,275
Advances to employees	9,910	15,815
Other current assets	25,000	91,667
Prepaid expenses	12,862	40,554
Total current assets	5,797,409	6,630,940

Property, plant and equipment:
Property, plant and equipment, at cost	5,137,717	4,845,445
Less: Accumulated depreciation	(1,926,391)	(1,587,861)
Total property, plant and equipment, net	3,211,326	3,257,584

Other assets: Inventories-long term	595,738	661,738
Deferred financing costs, net of accumulated amortization of $492,906 and $213,589 at January 31, 2010 and April 30, 2009, respectively	1,035,856	994,522
Deposit	37,375	37,375
Intangible assets, net of accumulated amortization of $447,790 and $375,280 at January 31, 2010 and April 30, 2009, respectively	935,361	920,662
Total other assets	2,604,330	2,614,297

Total assets	$11,613,065	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	January 31, 2010	April 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,290,543	$787,913
Derivative liability	987,717	-
Dividend payable	497,276	57,444
Convertible notes payable, current portion	1,640,465	100,000
Total current liabilities	4,416,001	945,357

Long-term liabilities:
Convertible notes payable, long term portion, net of debt discount	4,010,888	5,499,476
Total long-term liabilities	4,010,888	5,499,476

Commitment and contingencies	-	-

Convertible Redeemable Preferred Stock, Series D, par value $.001 per share, 4,300,000 shares authorized, 3,496,512 and 0 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	3,496,512	-
Discount on Preferred Stock Series D	(1,107,052)	-
Net Preferred Stock Series D	2,389,460	-
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	1,750,000	1,750,000
Discount on Preferred Stock Series C	(1,521,402)	(1,744,140)
Net Preferred Stock Series C	228,598	5,860
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share, 3,500,000 shares authorized, 3,484,294 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively	3,484,294	3,484,294
Discount on Preferred Stock Series B	(1,230,781)	(3,439,670)
Net Preferred Stock Series B	2,253,513	44,624

Stockholders' equity (deficit):

Common stock, par value $.001 per share, 2,750,000,000 shares authorized, 15,369,885 shares issued and outstanding at January 31, 2010 and April 30, 2009, respectively (Note C)	15,370	15,370
Additional paid-in capital	4,629,873	13,334,258
Treasury stock	(50)	(50)
Accumulated deficit	(6,330,588)	(7,342,074)
Total stockholders' equity (deficit)	(1,685,395)	6,007,504

Total liabilities and stockholders' equity (deficit)	$11,613,065	$12,502,821

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended January 31,		For the Nine Months Ended January 31,
	2010	2009	2010	2009
Revenues	$78,027	$1,379,736	$283,834	$3,547,091
Depreciation and amortization	133,116	87,690	411,039	261,073
Cost of goods sold	463,771	699,530	1,549,422	2,121,592
Gross profit	(518,860)	592,516	(1,676,627)	1,164,426

Operating expenses
Selling, general and administrative expenses	481,736	416,006	1,859,564	1,420,005
Total operating expense	481,736	416,006	1,859,564	1,420,005

Income (loss) from operations	(1,000,596)	176,510	(3,536,191)	(255,579)

Interest expense, net	(269,275)	(174,390)	(740,917)	(257,125)
Change in fair value-derivatives	1,683,057	-	5,329,589	-
Guarantee expense	(13,665)	42,791	(40,995)	(27,775)

Net income (loss)	399,521	44,911	1,011,486	(540,479)

Preferred dividends, paid or accrued	157,029	156,975	471,087	438,148
Accretion of discount on preferred stock	1,937,285	8,861	2,648,361	17,983

Net income (loss) attributable to common stockholders	(1,694,793)	(120,925)	(2,107,962)	(966,610)

Earnings per common share:
Basic & Diluted	$(0.11)	$(0.01)	$(0.14)	$(0.06)
Weighted average shares outstanding:
Basic & Diluted	15,369,885	15,369,885	15,369,885	15,369,885

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Nine Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,011,486	$(540,479)
Adjustment to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	411,039	261,073
Change in fair value of derivative liabilities	(5,329,589)	-
Amortization of debt discount	79,922	25,649
Amortization of deferred financing cost	279,318	1,163
Bad debt expense	135,530	-
Amortization of guaranty expense	40,996	27,775
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	1,212,399	(867,551)
(Increase) in inventory	(261,164)	(2,158,272)
(Increase) / decrease in prepaid expense and other	167,359	(771,215)
(Increase)/decrease in employee advances	5,905	(11,552)
Increase/(decrease) in accounts payable and accrued liabilities	518,754	(172,238)
Net cash (used in) continuing operations	(1,728,045)	(4,205,647)

Cash flows from investing activities:
Intangible assets	(87,211)	-
Capital expenditure-purchase of fixed assets	(308,393)	(97,031)
Net cash (used in) investing activities	(395,604)	(97,031)

Cash flows from financing activities:
Proceeds from sale of Series D Preferred Stock (11/12/10)	1,135,000	-
Proceeds from sale of Series D Preferred Stock (7/23/09)	1,335,447	-
Proceeds from sale of Series C Preferred Stock, net of cost	-	1,500,000
Preferred dividends paid	(31,255)	(449,423)
Proceeds from (repayments of) notes payable, net	(28,045)	5,973,025
Repayments of payable to related parties, net	-	(5,500)
Net cash provided by financing activities	2,411,147	7,018,102

Net increase/(decrease) in cash and cash equivalents	$287,498	$2,715,424
Cash and cash equivalents at beginning of period	335,799	53,193
Cash and cash equivalents at end of period	$623,297	$2,768,617

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$60,670	$158,009
Preferred dividends accrued	497,276	-
Initial EITF 07-05 derivative liability	5,625,933	-
Accretion of preferred stock discounts charged to paid-in-capital	2,648,361	17,983

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
JANUARY 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the three and nine month period ended January 31, 2010, are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted the standard issued by the FASB which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of the standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the Company’s own stock and are no longer classified in equity.  Instead, these were reclassified as a derivative liability on May 1, 2009 as a result of this standard.  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to additional paid in capital. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

In fiscal 2009 and 2010, the Company entered into several fixed-price arrangements whereby the Company is to construct and install several modular units for customers. Revenue from these construction-type fixed-price contracts is recognized in accordance with the provisions of the FASB standard  on the basis of the estimated percentage of completion.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Currently, there are no warranties provided with the purchase of the Company’s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations.  In the future, when the Company deems warranty reserves are appropriate, such costs will be accrued to reflect anticipated warranty costs.

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

New Accounting Pronouncements

In December 2007, the Company adopted standards issued by the FASB which require most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity.  The standards are effective for fiscal years beginning after December 15, 2008. These standards will be applied to business combinations occurring after the effective date. The standard will be applied prospectively to all non-controlling interests, including any that arose before the effective date.  The Company has not determined the effect, if any, the adoption of the FASB standard will have on the Company’s financial position or results of operations.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued an amendment to the accounting standards for employer’s accounting for defined benefit pension and other post retirement plans. As of January 31, 2010, the Company does not have a pension plan, nor does it have any plans for a pension program in the near future.  As such, the FASB standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued a standard that establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of the standard. The Company has adopted the standard in these financial statements.

In March 2008, the FASB issued an amendment to the accounting standards, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the standard and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard is effective for fiscal years and interim periods beginning after November 15, 2008 and has been adopted in these financial statements.

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

In May 2008, the FASB issued a standard that resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises. The standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how the standard applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The standard also requires expanded disclosures about financial guarantee insurance contracts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The standard is not expected to have a significant impact on our consolidated financial statements.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at January 31, 2010 or April 30, 2009, respectively.

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

We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under the FASB standards.

Lattice Valuation Model

Beginning on May 1, 2009, we  have valued all subsequent freestanding warrants and conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This  model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and January 31, 2010.

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

The fair value of the remaining derivatives as of January 31, 2010 was estimated by management to be $987,717 using the binomial lattice model.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

FASB standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended January 31, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$987,717	$-	$-	$987,717	$987,717
Totals		$-	$-	$987,717	$987,717

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended January 31, 2010:

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(5,329,589)
Included in stockholders' equity
Purchases, issuances and settlements	691,373
Transfers in and/or out of Level 3	-
Balance, January 31, 2010	$987,717

NOTE B - NOTES PAYABLE

A summary of notes payable at January 31, 2010 and April 30, 2009 is as follows:

	January 31, 2010	April 30, 2009

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	140,465	153,974

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is at 13% per annum payable monthly, however during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the original issuance date. (d)	5,510,888	5,445,502

Total notes payable	5,651,353	5,599,476
Less: current portion	(1,640,465)	(100,000)
Total - notes payable – long term	$4,010,888	$5,499,476

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE B - NOTES PAYABLE (Continued)

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the conversion feature in accordance with FASB standards, and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense using the effective interest method. On October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted amount of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted to $14,535 and $14,535 for the nine month periods ended January 31, 2010 and 2009, respectively.

(d) The Company issued the note-holder 68,168,164 warrants with an exercise price of $0.05 per share expiring by December 11, 2015.  The Company accounted for the warrants in accordance with FASB standards. The debt discount of $595,391 is amortized over the maturity period of six years as interest expense using the effective interest method.  Total non-cash interest expense the Company charged to operations in connection with amortization of debt discount amounted to $65,387 and $11,114 for the periods ended January 31, 2010 and 2009 respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

NOTE C – CAPITAL STOCK

On November 7, 2001, the Company's Board of Directors approved an increase in the Company's authorized common stock from 50,000,000 to 400,000,000 with a par value of $0.001. The Company also created a Series A Preferred class of stock, $0.001 par value, and authorized 10,000,000 shares.  On February 3, 2003, the Company’s Board of Directors approved to change the conversion right of the Series A Preferred Stock from a ratio of five common for one preferred share to ten common for one preferred share.  Effective February 21, 2008, the Company amended its Articles of Incorporation to (a) increase its authorized common stock from four hundred million (400,000,000) to two billion seven hundred thirty six million five hundred thousand (2,736,500,000) shares, (b) increase its authorized preferred stock from ten million (10,000,000) to thirteen million five hundred thousand (13,500,000) shares, (c) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, (d)  establish the designations, rights and preferences of the Series B Preferred Stock.

Effective June 24, 2008, the Company amended its Articles of Incorporation to authorize (a) to increase its authorized preferred stock from thirteen million five hundred thousand  (13,500,000) shares to sixteen million two hundred fifty thousand (16,250,000) shares, (b) authorize blank check preferred stock and delegate the right to designate preferences and limitations for such preferred stock to the Board of Directors, (c) establish the designations, rights and preferences of the Series C Preferred Stock.

As of January 31, 2010 and April 30, 2009, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the nine month period ended January 31, 2010.  The Company has 50,000 shares of treasury stock at January 31, 2010 and April 30, 2009.

On May 21, 2008, the Company affected a one-to-twenty stock reverse split of our common stock.  The Company did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

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

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of January 31, 2010 was $1,230,781 plus accrued dividends of $313,587.

In February 2008, the Company issued 2,000,000 Series B shares at $1.00 per share to accredited investors in a private placement. The Company received $2,000,000, less issuance costs totaling $202,000. Net cash proceeds at April 30, 2008 were $1,798,000. Additionally, in February 2008, the Company issued 1,484,294 Series B shares at $1.00 per share in exchange for existing convertible debentures.

Under the terms of the Series B Stock Certificate of Designation, the holders have a right, at any time after the second year anniversary and upon providing written notice to the Company (a “Put Notice”), to force the Company to redeem all or part of the shares of Series B Convertible Preferred Stock held by such Holders at a cash redemption price per share equal to 100% of the then outstanding Stated Value of the Series B Convertible Preferred Stock, plus all accrued and unpaid dividends thereon, plus all other amounts, costs, expenses and liquidated damages due in  respect of the Series B Convertible Preferred Stock (the “Put Redemption Amount”).

As a result of this obligation, the Company has determined the Series B shares include redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series B shares outside of shareholders’ equity in accordance with FASB standards. In accordance with the standard, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of shareholders’ equity in the accompanying consolidated balance sheet.

 In connection with the February 22, 2008 issuance of the Series B Preferred Stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to do so, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of damages that may be due is one and one-half percent of the stated value of 12% Preferred Stock per month; provided, however, that in no event shall the aggregate amount paid exceed nine percent of the stated value. The Company is in default of this requirement but has obtained a waiver on this provision from the holders.  In accordance with the FASB standard, no penalty accrual has been made as management has concluded that none will be payable.  This treatment is consistent with the guidance in FASB standards.

The Company, after the effective date of the registration, and with certain market conditions, can force redemption of the Series B 12% Convertible Preferred Stock.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE D – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES B (Continued)

In connection with the Series B Convertible Preferred Stock issuance dated February 22, 2008, the Company entered into a Security Agreement whereby the holder or holders of the Company’s Series B Convertible Preferred Stock have a security interest in substantially all of the Company’s tangible and intangible assets.

As additional consideration for the purchase of the Series B shares, the Company granted to the holders of the Series B shares a) warrants entitling them to purchase 34,842,940 common shares of the Company’s common stock at the price of $0.07 per share expiring five years from issuance and b) warrants entitling them to purchase 34,842,940 common shares of the Company at a price of $0.07 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. As discussed in Note A to these condensed consolidated financial statements, the Company’s original accounting for the warrants and the related preferred stock classified the warrants as liabilities and recorded their estimated fair value at date of issue to be $7,760,305 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.

In addition, the Company issued to broker/dealers a) warrants entitling them to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.07 per share expiring five years from issuance, b) warrants entitling them to purchase 2,000,000 common shares of the Company at a price of $0.07 per share expiring five years from issuance and c) warrants entitling them to purchase 2,000,000 common shares of the Company’s common stock at the price of $0.07 per share expiring seven years from issuance.  The warrants are covered under the registration rights agreement. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the issuance of the Series B preferred stock to be $682,133 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.81% to 3.26%, expected volatility of 115.06%, and expected warrant life of five to seven years.   These warrants were initially accounted for in the same manner as the warrants issued to the purchasers of the Series B Preferred Stock.

After the accretion of the discount, the Series B Preferred Stock had a carrying value of $2,253,513 and $44,624 at January 31, 2010 and April 30, 2009, respectively.

NOTE E – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C

On June 26, 2008, the  Company entered into an Amended and Restated Securities Agreement with Babirak Carr, P.C., solely as administrative agent for Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, pursuant to which the Company issued and sold a series of its Series C Convertible Preferred Stock having an aggregate original stated value of $1,750,000 (total of 1,750,000 shares of Series C Preferred Stock), and  its Series 3 Common Stock Purchase Warrants exercisable, in the aggregate, for 35,000,000 shares of common stock.  The total cash paid to the Company for the Series C Preferred Stock and Series 3 Warrants was $1,750,000.  The Company paid $75,000 in expenses to Vicis, which included legal fees of Vicis.

The Series C Preferred Stock a) has a stated amount of $1.00 per share, b), is convertible at the option of the holder at a price of $0.07 per share at any time into a total of 25,000,000 Series C Preferred Stock shares, c)  is subject to redemption in one lump sum payment on the date two years from the date of issuance, unless earlier converted,(d) accrues dividends on any balance outstanding at an annual rate of twelve percent, due and payable quarterly in arrears in cash.  Redemption of the outstanding principal and any accrued but unpaid dividends is guaranteed by the Company’s subsidiaries.  Payment thereof is secured by a blanket lien encumbering the assets of the Company and its subsidiaries subject only to a lien by State Financial Corporation or other asset-backed lender in an amount not to exceed $2,000,000.

The Series 3 Warrants for a total of 35,000,000 shares of common stock have an exercise price of $0.10 per share and have a term of 7 years from the date of issuance.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE E – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C (Continued)

Under the terms of the Series C Preferred Stock and the Series 3 Warrants, Vicis may convert the Series C Preferred Stock and exercise the Series 3 Warrants, provided that such Conversion and/or exercise does not result in Vicis beneficially owning more that 4.99% of our outstanding shares of common stock after giving effect to the issuance of shares of common stock issuable upon conversion of the Series C Preferred Stock and/or exercise of the Series 3 Warrants. This limitation may be changed from 4.99% to 9.99% upon not less than 61 days notice to the Company by Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid a) a 10% cash commission of $175,000, b) a Series BD-4 Warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.07 per share exercisable for 5 years from the date of issuance and c) a Series BD-5 Warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.10 per share exercisable for 7 years from the date of issuance.

The Series 3 Warrants, the Series BD-4 and Series BD-5 Warrants have "cashless exercise" provisions and certain anti-dilution rights.  The Company agreed to register the common stock underlying the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the Series BD-5 Warrants pursuant to a Registration Rights Agreement.

The issuance of the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the Series BD-5 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 of Regulation D.

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred Stock and related warrants as disclosed in Note A. The relative fair values of the preferred stock and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred stock of $563,939.  Accordingly, the initial carrying value of the preferred stock was zero. Accretion of the discount amounted to $228,598 and $5,860 at January 31, 2010 and April 30, 2009, respectively, which is the carrying value at each date, respectively.

NOTE F – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D

On July 26, 2009, the  Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, pursuant to which the Company issued and sold, a) a series of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,946,512 (total of 1,946,512 shares of Series D Preferred Stock), b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 28,837,209 shares of common stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $1,335,447 plus a receivable of $73,000.

On September 4, 2009, the Company returned $600,000 to Vicis Capital Master Fund which was held in escrow as a part of the funding from Vicis Capital Master Fund on July 23, 2009.  These funds were held in an escrow account for the purpose of the Company purchasing an ownership interest in another company.  The Company made the decision to not purchase the ownership interest in the company and returned the funds pursuant to a Letter of Agreement dated July 23, 2009.  Pursuant to the terms of the Letter of Agreement, Midtown agreed to refund the Company $48,000 of the cash commissions that it previously received in connection with the July 23, 2009 financing.  In addition, the law firm preparing the documents for the July 23, 2009 financing, agreed to release the remaining funds held in the escrow account of $25,000 to the Company.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE F – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D (Continued)

The conversion price of the Series D Preferred Stock and the exercise price of the Series 5 Warrants shall be subject to adjustment for issuances of equity or equity linked financing at a purchase price of less than the conversion price or exercise price, such that the conversion price or exercise price shall be adjusted using full ratchet price based price protection on such new issuances subject to customary adjustments such that the conversion price of the Preferred Stock and the exercise price of the Series D Warrants shall be fully adjusted down to that future common stock or conversion price as price based anti-dilution.  The Series B and Series C Preferred Stock and related warrants will be adjusted to $0.04 per share.

The Series D Preferred Stock a) has a stated amount of $1.00 per share,b) is convertible at the option of the holder at a price of $0.04 per share at any time (total of 48,662,791 shares of common stock, c)  is subject to redemption in one lump sum payment (the “Redemption Amount”) on the date two years from the date of issuance, unless earlier converted.  Payment of the Redemption Amount is guaranteed by the Company’s subsidiaries.  Payment of the Redemption Amount is secured by a blanket lien encumbering the assets of the Company.

The Series 5 Warrants have an exercise price of $0.04 per share (total of 28,837,209 shares of common stock and have a term of 7 years from the date of issuance.

Under the terms of the Series D Preferred Stock and the Series 5 Warrants, Vicis may convert the Series D Preferred Stock and exercise the Series 5 Warrants, provided that such conversion and/or exercise does not result in Vicis beneficially owning more that 4.99% of our outstanding shares of common stock after giving effect to the issuance of shares of common stock issuable upon conversion of the Series D Preferred Stock and/or exercise of the Series 5 Warrants. This limitation may be changed from 4.99% to 9.99% upon not less than 61 days notice to the Company by Vicis.

The Company paid $27,701 in expenses to Vicis, which included legal fees of Vicis.

Midtown Partners & Co. Inc. acted as Placement Agent for the Company and was paid: a) a 8% commission ($124,000), b) Series BD-7 Warrant to purchase 2,883,721 shares of common stock at an exercise price of $0.04 per share exercisable for 7 years from the date of issuance and c) Series BD-8 Warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share exercisable for 7 years from the date of issuance.

The Series 5 Warrants, Series BD-7 and Series BD-8 Warrants have "cashless exercise" provisions and certain anti-dilution rights.

The issuance of the Series D Preferred Stock, the Series 5 Warrants, and  the Series BD-7 and Series BD-8 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE F – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D (Continued)

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

The Company has adopted  the FASB standard whereby the Company  periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was no impairment of acquired intangibles as of January 31, 2010.

Total identifiable intangible assets acquired and their carrying values at January 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$1,033,151	$(447,790)	$585,361	$-	10.0
Total Amortized Identifiable Intangible Assets	1,033,151	(447,790)	585,361	-	10.0
Unamortized Identifiable Intangible Assets:
Trade name	350,000	-	350,000	350,000	-
Total Unamortized Identifiable Intangible Assets	350,000	-	350,000	350,000	-
Total	$1,383,151	$(447,790)	$935,361	$350,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JANUARY 31, 2010

NOTE G- ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total amortization expense charged to operations for the nine month periods ended January 31, 2010 and 2009 were $72,510 and $67,571, respectively.   Estimated amortization expense as of January 31, 2010 is as follows:

2010	$96,680
2011	96,680
2012	96,680
2013	96,680
2014 and after	198,641
Total	$585,361

NOTE H – GUARANTEE FEE AGREEMENT

On July 29, 2008, the Company entered into a Guarantee Fee, Indemnification, and Security Agreement with two individuals (collectively, the “Guarantors”), pursuant to which in consideration for the continuing guarantee by the Guarantors of various surety bonds issued to the Company, the Company: a) issued a "Blanket-Lien"in favor of the Guarantors on all of the Company's and the Company's subsidiaries' assets, b) issued the Guarantors warrants to purchase 26,950,000 and 8,050,000 shares, respectively, of the Company’s common stock, all at an exercise price of $0.10 per share, exercisable for the seven year period from the date of issuance.  The warrants have certain anti-dilution rights.

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guarantee, the Company is recognizing the related expense proportionately over five years. For the nine months ended January 31, 2010 and January 31, 2009, the Company recorded expense of $40,995 and ($27,775) respectively, with an equivalent offset to additional paid-in capital.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	-	$-
Outstanding at April 30, 2009	68,168,164	$0.04
Outstanding at January 31, 2010	68,168,164	$0.04

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opportunity Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended January 31, 2010 and 2009. All previously granted stock options expired as of April 30, 2007.

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04	38,842,940	3.08	$0.04	38,842,940	$0.04
$0.04	36,842,940	5.08	$0.04	36,842,940	$0.04
$0.04	2,500,000	3.50	$0.04	2,500,000	$0.04
$0.04	73,500,000	5.50	$0.04	73,500,000	$0.04
$0.04	74,984,980	5.92	$0.04	74,984,980	$0.04
$0.04	36,587,209	6.42	$0.04	36,587,209	$0.04
$0.04	31,375,000	6.75	$0.04	31,375,00	$0.04
Total	294,633,069			294,633,069

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.04
Granted	150,984,980	0.04
Exercised	-	-
Canceled or expired
Outstanding at April 30, 2009	226,670,860	$0.04
Granted	36,587,209	0.04
Exercised	-
Canceled or expired	-
Outstanding at July 31, 2009	263,258,069	$0.04
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at October 31, 2009	263,258,069	$0.04
Granted	31,375,000	0.04
Exercised	-
Canceled or expired	-
Outstanding at January 31, 2010	294,633,069	$0.04

The Company granted 750,000 warrants during the year ended April 30, 2003 in connection with the acquisition of MBS in February 2003.  The warrants granted have an original expiration date of January 31, 2004. 750,000 of the warrants were extended to and expired on July 31, 2006, and the remaining 750,000 warrants were extended to January 31, 2008.  These warrants have expired.

The Company granted 75,685,880 warrants during the year ended April 30, 2008 and granted 76,000,000 in June 2008 in connection with two fundings by Vicis Capital Master Funds.  Of the 75,685,880 warrants granted during the year ended April 30, 2008, 40,842,940 will expire on February 21, 2013 and the remaining 34,842,940 warrants expire on February 21, 2015. The 41,000,000 warrants granted on June 24, 2008 and the 35,000,000 warrants granted on July 27, 2008 will expire on June 25, 2015 and July 28, 2015, respectively.

The Company granted 74,984,980 warrants in December 2008 in connection with the issuance of a promissory note by Debt Opportunity Fund LLP.  The warrants granted will expire on December 11, 2015.

The Company granted 36,587,209 warrants on July 23, 2009 in connection with a funding by Vicis Capital Master Fund.  The warrants granted will expire on July 23, 2016.

The Company granted 31,375,000 warrants on November 18, 2009 in connection with a funding by Vicis Capital Master Fund.  The warrants granted will expire on November 18, 2016.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE I – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

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

In February 2004, the Board of Directors of the Company implemented another Employee Stock Incentive Plan (“2004 Stock Option Plan”) for officers, employees and certain non-employees (collectively referred to as "Employees") in an amount equal to 2,000,000 shares of common stock. The 2004 Stock Option Plan provides for the issuance of stock options at an exercise price of $0.05 per share (or 110% of the fair market value of the common stock on the date of the grant of the option for employees holding greater than ten percent (10%) of the total voting power of all stock of the Company). The maximum life of the options is ten years from the date the stock options are granted.

During the year ended April 30, 2005, the Company granted an aggregate of 986,840 options to Employees pursuant to the 2001 Stock Option Plan, and all options were exercised on the grant date (Note J). There are no employee stock options pursuant to the 2001 Stock Option Plan outstanding at January 31, 2010.

NOTE J – DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share to be exercised by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note.  Using the effective interest method, the deferred financing cost was $59,538 as of December 31, 2008 and is being amortized to interest expense.  The total non-cash interest charged to operations amounted to $11,048 and $0 for the periods ended January 31, 2010 and 2009, respectively.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and the Promissory Note for $6,000,000 totaled $1,396,758 of which $279,317 and $213,589 had been amortized as of January 31, 2010 and April 30, 2009, respectively.  The remaining net deferred financing costs per the balance sheet at January 31, 2010 were $48,490, which was for the December 2008 funding and $987,366 for the Series B, Series C and Series D Preferred Stock funding.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference between using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
NOTE K – EARNINGS PER SHARE

The following shares of common stock were  not included in the calculation of weighted-average fully-diluted shares outstanding or fully-diluted earnings per share for the nine months ended January 31, 2010 because the exercise or conversion prices of the securities were in excess of the average closing market price of the Company’s common stock for the period of $0.0375:

For the exercise of warrants at $0.04 per share	31,375,000
For the exercise of warrants at $0.04 per share	36,587,209
For the exercise of warrants at $0.04 per share	74,984,980
For the exercise of warrants at $0.04 per share	78,000,000
For the exercise of warrants at $0.04 per share	36,842,940
For the exercise of warrants at $0.04 per share	36,842,940
For the exercise of stock options at $0.04 per share	68,168,164
For the conversion of Series B preferred stock at $0.04 per share	87,107,350
For the conversion of Series C preferred stock at $0.04 per share	43,750,000
For the conversion of Series D preferred stock at $.04 per share	87,412,791

Total shares issuable	581,071,374

The Company did not present fully-diluted shares outstanding or earnings per share for the three months ended January 31, 2009 because the effect would have been anti-dilutive.

NOTE L- RESTRICTED CASH ACCOUNT

On November 18, 2009, the Company entered into a Securities Purchase Agreement with Vicis Master Fund,  pursuant to which, the Company issued additional shares of Series D Preferred Stock  in exchange for $1,250,000 with $500,000 being deposited into an escrow account for guaranteeing performance of one or more manufacturing contracts.

On December 31, 2009, the Company entered into a design build contract with a Contractor, which required the Company to deposit $500,000 into an escrow account at Security Bank of California.  The funds will be held in the escrow account until the project is 100% complete in accordance with the plans and specifications.

NOTE M – SUBSEQUENT EVENTS

There were no material subsequent events to report through the date of filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2010

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

Introduction

The Company is a Nevada company with a limited operating history. On December 11, 2001, Global Diversified Industries, Inc., formerly Global Foods Online, Inc. (the "Company") acquired two wholly-owned subsidiaries, Majestic Modular Buildings, Ltd. ("Modular"), and Lutrex Enterprises, Inc. ("Lutrex"), an entity controlled by the Company's President and Chief Executive Officer.

Modular was engaged in the business of designing, manufacturing and marketing re-locatable modular structures such as classrooms and office buildings and was under contract to build multiple single story classrooms for two school districts in southern California.

The Company is a holding company for two wholly owned subsidiaries, Lutrex Enterprises, Inc., an entity which holds equipment and inventory for the Company, and Global Modular, Inc., an entity which provides sales, marketing, manufacturing and construction site work of modular type structures.

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

In the quarter ending October 31, 2006, Global Modular was awarded a five year contract with Victor Valley School District that contained a "piggyback clause. This allows Global Modular to provide educational customers with product contracted under a "piggyback clause". The State of California allows school districts to canvass proposals from modular classroom vendors under a bidding process where the successful bidder can provide other public school districts and municipalities portable classrooms under a "piggyback contract" issued by the originating school district. This process saves school districts valuable time and resources from the necessity of soliciting bids. A modular vendor who possesses a "piggybackable contract" containing competitive pricing and a variety of design options may have access to future business for up to five years, depending on the term of the piggyback contract. This piggyback contract includes all appropriate pricing parameters pertinent to Global's "permanent modular construction" designs. Global Modulars' piggyback contract provides them the flexibility to offer California public schools and municipalities an expanded variety of design and pricing alternatives to meet virtually any design request by the school district and/or architect.

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

The Company’s subsidiary Global Modular, Inc. has secured necessary architectural and engineering approvals from the State of California (Division of the State Architect) for their single story and two-story designs. The two-story design is desirable by school districts since individual two-story buildings can be installed side-by-side to form a cluster of buildings, occupying hundreds of students. The two-story design is fully equipped with easy access to the second story by stairs and balcony along with a hydraulic elevator to accommodate handicapped students, teachers and visitors. School districts continue to turn to two-story portable classrooms to satisfy their space dilemma since they have little real estate to surrender. Since the recent acquisition of Aurora Modular Industries intellectual property, the promotion of single-story slab-on-grade and two-story designs will be the main focus of our sales team during the next several years. Global Modular now possesses adequate DSA approved designs that can meet virtually any type configuration and aesthetic alternatives a school district may desire.

During the remainder of 2010, Global Modular will continue to focus its attention on the sales and marketing of portable classrooms and modular buildings to the California public and private school sectors including California municipalities. Since the state of California has been experiencing an influx in student enrollment over the past several years, and the forecast for the next ten years is for continual increasing enrollments, the portable classroom manufacturing industry has become more successful. In an effort to keep up with demand for additional classroom space, modular manufactures are expecting increased production backlogs throughout the remainder of 2010.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Effect of Related Prospective Accounting Pronouncement

On May 1, 2009, we adopted FASB standards which provide that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of the standard has affected the accounting for certain freestanding warrants and preferred stock that contain exercise price adjustment features (“down round provisions”).  Our preferred stock and warrants with such provisions are no longer deemed to be indexed to the Company’s own stock and are no longer classified in equity.  Instead, these were reclassified as derivative liabilities on May 1, 2009 as a result of this standard.  The fair value of the derivative liability as of May 1, 2009 was approximately $5,625,933 and was recorded as a cumulative adjustment to additional paid in capital. See Note A, Derivative Instruments and Fair Value of Financial Instruments.

See Critical Accounting Policies, Notes D, E and F to the condensed consolidated financial statements for a further discussion of the Series B, C and D Preferred Stock as well as Part II, Item 2 of this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2010 TO THE THREE MONTHS ENDED JANUARY 31, 2009

The Company’s total revenues were $78,027 for the quarter ended January 31, 2010 compared to $1,379,736 for the same time period in 2009, a decrease of $1,301,709.  The Company reduced  production to a minimum level during quarter ended January 31, 2010.  Management made the decision to focus on dismantling and transporting the equipment and raw materials purchased from one of the largest modular manufacturers in the country back to the Company’s Chowchilla plant.

The Company had a negative gross profit of $518,860 for the quarter ended January 31, 2010 and a gross profit of $592,516 for the quarter ended January 31, 2009. There was no new production for the quarter ended January 31, 2010.  As part of agreement with the bankrupt company that sold Global the majority of its assets, Global took over some of their projects and experienced cost overruns on a couple of their projects that were underbid.

Total operating expenses were $481,736 for the three months ended January 31, 2010 compared to $416,006 for the same time period in 2009.  The Company’s legal and professional fees increased $93,744 for the quarter ended January 31, 2010 as compared to the quarter ended January 31, 2009.  This increase was the result of legal and professional fees incurred for the four fundings received by the Company.   Due to the Company’s acquisitions the depreciation expense increased by $45,246 when comparing the third quarter of 2010 and 2009. Also, the Company’s interest expense increased by $94,885 due to the debt service on the long term promissory note executed in December 2008, when comparing the third quarter of 2010 and 2009.  The Company realized a difference of $1,683,057 in the change in the fair value of the derivatives for the quarter ended January 31, 2010 as compared to the quarter ended January 31, 2009.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2010 TO THE NINE MONTHS ENDED JANUARY 31, 2010

Total revenues from continuing operations decreased to $283,834 for the nine months ended of January 31, 2010 from $3,547,091 for the nine months ended January 31, 2009. The Company reduced production operations to a minimal amount during the nine months ended January 31, 2010 and focused on relocating the equipment acquired in sale of a major competitor with out of state location to their plant in Chowchilla, CA.

Cost of goods sold from continuing operations was $1,549,422 and $2,121,592, respectively for the nine months ended January 31, 2010 and 2009. The Company focused on closing out all of the projects in the field and incurred losses on two projects.

Total operating expenses increased to $1,859,564 in the nine months ended January 31, 2010 from $1,420,005 in the nine months ended January 31, 2009. The operating expenses increased due to legal fees and professional fees by $403,841 comparing the nine months ended January 31, 2010 and January 31, 2009, which was attributed to the professional consulting fees incurred in securing funding from Vicis Capital Master Fund.  The Company also had an increase of $149,966 in depreciation for the nine months ending January 31, 2010 as compared to the nine months ended January 31, 2009, due to the acquisition of assets from Modtech.  Also, the Company’s interest expense increased $483,792 for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009, due to debt service on the six million long term promissory note executed in December 2008.

The Company realized a difference of $5,329,589 due to the change in fair value of derivatives for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2010, the Company had a working capital surplus of $1,381,408. The net profit for the nine months ended January 31, 201 was $1,011,486. The Company generated a negative cash flow from operations of $1,728,045 for the nine-month period ended January 31, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's net profit from continuing operations of $1,011,486 adjusted for depreciation and amortization of $411,039, amortization of debt discount of $79,922, a decrease in the fair value of derivatives of $5,329,589, a decrease in accounts receivable of $1,212,399, an increase in inventory of $261,164, a decrease in other assets of $173,264 and an increase in accounts payable of $518,754.

Cash flows used in investing activities for the nine-month period ended January 31, 2010 consisted of the acquisition of $87,211 of architectural plans used in operations and $308,393 for equipment.

The Company funded operations during the nine months ended January 31, 2010 from proceeds from the sale of Series D Preferred Stock for $2,470,447. The Company paid preferred stock dividends of $31,255 to the preferred stockholders and reduced notes payable by $28,045.

As a result of limited capital resources and revenues from operations, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of FASB standards.  In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Lattice Valuation Model

Beginning on August 1, 2008, we  have valued the freestanding warrants and the conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and January 31, 2010.

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

On July 23, 2009 and November 12, 2009, the Company issued Preferred D shares and related warrants as detailed in Note F.  This preferred stock and associated warrants are also derivative instruments under FASB standards.

The fair value of the remaining derivatives as of January 31, 2010 was estimated by management to be $987,717.

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis during the nine months ended January 31, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$987,717	$-	$-	$987,717	$987,717
Totals		$-	$-	$987,717	$987,717

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended January 31, 2010:

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(5,329,589)
Included in stockholders' equity
Purchases, issuances and settlements	691,373
Transfers in and/or out of Level 3	-
Balance, January 31, 2010	$987,717

Warrants Issued for Certain Services

The Company has issued certain warrants in exchange for a continuing guarantee of its surety bonds.  As the period of service is prospective for the five year term of the agreement, the Company is charging the fair value of these warrants to expense proportionately over such five year term.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of January 31, 2010, we determined a reserve of $290,475 was required against our accounts receivable.

Employees

As of January 31, 2010, the Company had 18 employees. The Company anticipates the number of employees will increase over the next nine months. The Company does not expect to have any collective bargaining agreements covering its employees.

Properties

The Company's principal executive offices are located at 1200 Airport Drive, Chowchilla, California. The property consists of sixteen acres of real estate including a 100,000 square foot structure of usable space. The structure will be utilized by the Company's executive management team, as well as housing the operating entities of Lutrex and Global Modular. The Company has entered into a three-year lease (including options for renewals) for the property at a rate of $24,021 per month for the remainder of the current fiscal year with moderate increases for each year thereafter. The Company believes that the current facilities are suitable for its current needs.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common stock.

Cautionary Factors that May Affect Future Results and Market Price of Stock

Our annual report for the year ended April 30, 2009 an Form 10-K includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however, other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

Subsequent Events

There were no material subsequent events to report through the date of filing.

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

POTENTIAL FLUCTUATIONS IN ANNUAL OPERATING RESULTS

The Company's annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for manufactured modular buildings; seasonal trends; introduction of new government regulations and building standards; local, state and federal government procurement delays; general economic conditions, and economic conditions specific to the modular building industry. The Company's annual results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of January 31, 2010, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in the number of employees and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified engineering, sales, marketing, and management personnel will be a critical factor to its future success. In particular, the availability of qualified sales, engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, engineering and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures, and to hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees have resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

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

IMPLEMENTATION OF SECTION 404 OF THE SARBANES-OXLEY ACT

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the Company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the fiscal year ended April 30, 2008. In addition, commencing with our annual report for the fiscal year ending April 30, 2010, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management including the President, Chief Executive Officer and Chief Financial Officer, have evaluated as of and within 45 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2007, the Company filed a lawsuit against Financial Pacific Insurance Company, Inc. and Salmeri Insurance Agency, Inc. for terminating the Company’s bonding line of credit during the quarter ended January 31, 2006, without good cause and in contravention of its past dealings. The lawsuit seeks reimbursement for damages in excess of $10 million.  As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter.

In February 2008, the Company filed a lawsuit against Santa Rosa City Schools for damages in excess of $600,000.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2008, the Company filed a Form 8-K report to the SEC, which stated that the Company completed a private placement on June 26, 2008, and issued (a) its Series C Preferred Stock having an aggregate original principal balance of $1,750,000, (b) its Series 3 Warrants exercisable, in the aggregate, for 35,000,000 shares of Common Stock, (c) Series BD-4 Warrants exercisable, in the aggregate, for 2,500,000 shares of Common Stock and (d) Series BD-5 Warrants exercisable, in the aggregate, for 3,500,000 shares of Common Stock (the “Series C Offering”). The stated value of the Series C Preferred Stock converts into Common Stock at a conversion price of ten cent ($0.10) per share.  The total cash paid for the Securities was $1,750,000 in cash.

The issuance of the Series C Preferred Stock, the Series 3 Warrants, the Series BD-4 Warrants and the Series BD-5 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

The Form 8-K  report filed  with the SEC on August 12, 2008,  also stated that on July 29, 2008, the Company entered into a Guarantee Fee, Indemnification, and Security Agreement with Guarantors pursuant to which, in consideration for the continuing guarantee by the Guarantors of Surety Bonds issued to the Company, the Company issued  Warrants exercisable, in the aggregate, for 35,000,000 shares of Common Stock of the Company at an exercise price of $0.10 per share, exercisable for the 7 year period from the date of issuance.

The issuance of the Warrants to the Guarantors was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

On February 5, 2009, the Company filed a Form 8-K report with the SEC, which stated that on December 19, 2008, the Company entered into a Loan and Securities Purchase Agreement and received $6,000,000 in cash and issued (a) its Series 4 Warrants exercisable, in the aggregate for 68,198,164 shares of Common Stock and (b) Series BD-6 Warrants exercisable, in the aggregate, for 6,816,816 shares of Common Stock.

The issuance of the Series 4 Warrants and the issuance of the Series BD-6 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

The Form 8-K report filed with the SEC on February 5, 2009, also stated that on December 17, 2008, the Company entered into a Stock Option Agreement with one of its executives, which allows the executive to purchase 68,164,164 shares of Common Stock at an exercise price of $0.05 per share for a period of seven years provided that the Company completely satisfies in full all principal and interest on a certain promissory note dated February 5, 2009 for $6,000,000.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: March 22, 2010	By:	/s/ Phillip Hamilton
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2010	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)