Form 10-K
period 2010-04-30
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2010-08-13
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

__________________________

Form 10-K
__________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

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

At August 12, 2010, there were 15,369,885 shares of common stock outstanding.

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

During the remainder of 2010, Global Modular will focus its attention on the sales and marketing of portable classrooms and modular buildings to the Federal Government, State Government, California public and private school sectors including California municipalities.  Since the state of California has been experiencing an economic downturn, the Global Modular expanded its market to include Federal Government projects.

Employees

As of April 30, 2010 the Company had 50 employees. The Company anticipates that the number of employees will increase over the next twelve months. The Company does not expect to have any collective bargaining agreements covering any of its employees.

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

We May Need Additional Financing To Fully Implement Our Business Plan, And We Cannot Assure You That We Will Be Successful In Obtaining Such Financing Or In Continuing Our Operations.

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

Limited Public Market, Possible Volatility Of Share Price

The Company's common stock is currently quoted on the  OTC  Bulletin Board under the ticker symbol GDIV. As of August 9, 2010, there were 15,369,885 shares of common stock outstanding.  There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

The Conversion of Outstanding Preferred Stock and Exercise of Warrants will Cause Dilution of the Holders of Common Stock

The Holders of the Preferred Stock have the right to convert their Preferred Stock into 342,270,141 shares of Common Stock and the Holders of Warrants have the right to purchase a total of  374,633,069  shares of  Common Stock.  In the event that the Holders of the Preferred Stock and/or the Holders of the Warrants convert their Preferred Stock or exercise their Warrants, the Holders of Common Stock will experience immediate dilution in the net tangible value of their shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the 2010 fiscal year, the Security Holders were submitted the matter of issuing two additional issues of Series D Preferred Stock for working capital.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2010

	HIGH	LOW
Quarter Ended April 30, 2010	.03	.03
Quarter Ended January 31, 2010	.03	.03
Quarter Ended October 31, 2009	.04	.04
Quarter Ended July 31, 2009	.05	.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on April 30, 2009

	HIGH	LOW
Quarter Ended April 30, 2009	.03	.03
Quarter Ended January 31, 2009	.01	.01
Quarter Ended October 31, 2008	.03	.02
Quarter Ended July 31, 2008	.09	.09

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

Transfer Agent

The transfer agent and registrar for our common stock is Fidelity Transfer Company, 8915 S. 700 E., Suite 102, Sandy, UT 84070

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

General Overview

The Company generates revenue from the sale of pre-fabricated, modular type structures to the federal government, educational institutions, such as public and private schools, universities, etc., child-care providers and municipalities. Our product lines consist of a variety of re-locatable (portable) classroom designs, including both single-story and two-story floor plans.

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

Allowance for Uncollectible Accounts

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of April 30, 2010 we determined a reserve of $114,038 was required against our account receivables.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10-10 for using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10-10, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10-10. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Comparison of Years Ended April 30, 2010 and 2009 Revenues

The Company's total revenues were $574,160 for the year ended April 30, 2010 compared to $5,230,458 for the same time period in 2009, a decrease of $4,656,298.   The Company secured funding of approximately $6,470,000 for year ending April 30, 2010. The funds were utilized for working capital and to purchase the assets and raw materials from a major competitor that declared bankruptcy.  During the quarter ending April 30, 2010, management focused on disassembling and moving the equipment and raw material from two locations owned by the competitor to the Chowchilla facility.  The newly acquired equipment will enable the Company to fabricate some of its steel components which will reduce the manufacturing cost.

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

Gross Profit

For the year ended April 30, 2010, the Company's gross profit margin was a negative ($2,792,801) as compared to $1,290,360, for the year ended April 30, 2009.  For the year ended April 30, 2010, the Company wrote down $81,191 of finished goods and $444,157 of intellectual properties due to impairment of these assets.  The Company purchased the assets of a major modular manufacturing plant that filed for bankruptcy and took over several of their existing projects.  Most of these projects were not profitable due to the prior Company collecting fees in advance and not performing the work.  For approximately six months, the Company focused on tearing down and moving all of the raw material and equipment purchased from the sale of this manufacturing plant.  The Company has started marketing in new areas such as federal government projects due to the economic downturn in the school market in California.

Operating and Other Expenses

The Company's general and administrative expenses for the year ended April 30, 2010 was $ 2,422,427 compared to $2,227,629 for the same period in 2009, an increase of $194,798. This increase is mainly attributable to the general and administrative costs in connection with the fees charged to secure funding totaling approximately $6,000,000.

The Company's interest expenses, net, for the year ended April 30, 2010 was $982,974 compared to $487,473 for the same period in 2009, an increase of $495,501. The increase is due to the Company’s executing a promissory note for $6,000,000 in December 2008.  This funding has allowed the Company to purchase valuable equipment from a competitor substantially below market prices.

Liquidity and Capital Resources

The Company incurred a net loss of $1,158,059, for the year ended April 30, 2010. We generated a negative cash flow of $3,308,966 from operating activities. Cash flows used in investing activities was $461,847 during this period. Cash flow was generated from the sale of Series D Preferred Stock for $6,470,447 net of issuance costs.

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

Business Concentration

During the year ended April 30, 2010, the Company recognized approximately $504,005 or 88% of its revenues from sales of its products to four (4) customers and $395,133  (94%) of the total  accounts  receivable  at April  30,  2010  were  due  from three (3)  major customers.  While the Company's management considers its relationships with the customers to be satisfactory, given the concentration of its sales to a few key customers, its continued relationships may be subject to the policies and practices of the customers. The Company management continues to concentrate its efforts on expanding its customer base in order to reduce its reliance on its current customers.

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBAL DIVERSIFIED INDUSTRIES, INC.

GLOBAL DIVERSIFIED INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Diversified Industries, Inc.
Chowchilla, California

We have audited the accompanying consolidated balance sheets of Global Diversified Industries, Inc. (the “Company”) as of April 30, 2010 and 2009 and the related statements of losses, deficiency in stockholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Diversified Industries, Inc. as of April 30, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has generated negative cash flows from operations which raises substantial doubts about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
August 13, 2010

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2010 AND 2009

	2010	2009

ASSETS:
Current assets:
Cash and cash equivalents (Note N)	$2,892,086	$335,799
Accounts receivable, net of allowance for doubtful accounts of $139,038 at April 30, 2010 and $154,945 at April 30, 2009, respectively	381,294	1,563,830
Inventories (Note D)	4,784,064	4,583,275
Advances to employees	-	15,815
Prepaid expenses	29,623	40,554
Other current assets	524,187	91,667
Total current assets	8,611,254	6,630,940

Property, plant and equipment (Note E):
Property, plant and equipment, at cost	5,175,035	4,845,445
Less: accumulated depreciation	(2,047,677)	(1,587,861)
Total property, plant and equipment, net	3,127,358	3,257,584

Other assets:
Inventories-long term (Note D)	474,558	661,738
Deferred Financing charges, net of accumulated amortization of $603,004 and $213,589 at April 30, 2010 and April 30, 2009, respectively (Note O )	925,758	994,522
Deposit	37,375	37,375
Intangible assets, net of accumulated amortization of $919,198 at April 30, 2010 and $375,280 at April 30, 2009, respectively (Note C)	509,000	920,662
Total other assets	1,946,691	2,614,297

Total Assets	$13,685,303	$12,502,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note F)	$1,338,939	$787,913
Derivative liability	1,853,384	-
Preferred Stock-Manditorily Redeemable	442,472	-
Convertible notes payable, current portion (Note H)	1,459,722	100,000
Dividends payable	654,305	57,444
Total current liabilities	5,748,822	945,357

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note H)	4,136,567	5,499,476

Total long-term liabilities	9,885,389	6,444,833

Commitments and contingencies (Note Q)
Convertible Redeemable Preferred Stock, Series D, par value $.001 per share; 10,000,000 shares authorized, 8,456,512 and 0 shares issued and outstanding at April 30, 2010 and April 30, 2009 respectively (Note J)	8,456,512	-
Discount on Preferred Stock Series D	(2,515,535)	-
Net Preferred Stock Series D	5,940,977	-
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share; 2,750,000 shares authorized, 1,750,000 and 0 shares issued and outstanding at April 30, 2010 and April 30, 2009 respectively (Note J)	1,750,000	1,750,000
Discount on Preferred Stock Series C	(974,286)	(1,744,140)
Net Preferred Stock Series C	775,714	5,860
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share; 3,500,000 shares authorized; 3,484,294 shares issued and outstanding at April 30, 2010 and April 30,2009, respectively (Note I)	3,041,822	3,484,294
Discount on Preferred Stock Series B	-	(3,439,670)
Net Preferred Stock Series B	3,041,822	44,624

Stockholders' Equity:

Common stock, par value $.001 per share; 2,700,000,000 shares authorized; 15,369,885 shares issued and outstanding at April 30, 2010 and April 30, 2009, respectively (Note L)	15,370	15,370
Additional paid-in capital	2,526,214	13,334,258
Treasury stock	(50)	(50)
Accumulated deficit	(8,500,133)	(7,342,074)
Total stockholders' equity	(5,958,599)	6,007,504

Total liabilities and stockholders' equity	$13,685,303	$12,502,821

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Revenue	$574,160	$5,230,458
Depreciation and amortization	559,576	387,202
Impairment of Intellectual Properties (Note C)	444,157	-
Impairment of Inventories	81,191	234,191
Cost of goods sold	2,282,037	3,318,705
Gross profit (loss)	(2,792,801)	1,290,360

Operating expenses:
Selling, general and administrative expenses	2,422,427	2,227,629

Total operating expense	2,422,427	2,227,629

Loss from operations	(5,215,228)	(937,269)

Other income (expense):
Interest (expense), net	(982,974)	(487,473)
Change in fair value-derivatives	5,094,803	-
Guaranty expense (Note O)	(54,660)	(41,440)

Net loss	(1,158,059)	(1,466,182)

Preferred Dividends, paid or accrued	628,116	595,339
Accretion of discount on preferred stock	4,608,636	50,090

Net loss attributable to common shareholders	$(6,394,831)	$(2,111,611)

(Losses) per common share (Note Q):
Basic and diluted loss per share	$(0.42)	$(0.14)
Weighted average shares outstanding for computation:
Basic and diluted	15,369,885	15,369,885

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED  INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED APRIL 30, 2010

	Series A Preferred Stock			Common Stock
	Shares	Amount	Preferred Stock Subscription	Shares	Amount	Additional Paid in Capital	Common Stock Subscription	Treasury Stock	Accumulated Deficit	Total
Balance, May 1, 2008	-	$-	$-	15,369,885	$15,370	$11,783,165	$-	$(50)	$(5,875,892)	$5,922,593
Guaranty Warrant Expense	-	-	-	-	-	41,152	-	-	-	41,152
Fair value of broker warrants issued in connection with Series C Redeemable Preferred Stock	-	-	-	-	-	173,226	-	-	-	173,226
Beneficial conversion feature relating to issuance of Series C Redeemable Preferred Stock	-	-	-	-	-	563,939	-	-	-	563,939
Fair value of investor warrants issued in connection with Series C Redeemable Preferred Stock	-	-	-	-	-	1,012,835	-	-	-	1,012,835
Fees related to closing Series C Preferred Stock Sale	-	-	-	-	-	(250,000)	-	-	-	(250,000)
Accretion on Series B Preferred Stock	-	-	-	-	-	(44,624)	-	-	-	(44,624)
Accretion on Series C Preferred Stock	-	-	-	-	-	(5,860)	-	-	-	(5,860)
Series B preferred stock dividends	-	-	-	-	-	(418,169)	-	-	-	(418,169)
Series C preferred stock dividends	-	-	-	-	-	(177,008)	-	-	-	(177,008)
Debt discount on DOF note	-	-	-	-	-	596,064	-	-	-	596,064
Amortization of financing costs on DOF note	-	-	-	-	-	59,538	-	-	-	59,538
Net loss	-	-	-	-	-	-	-	-	(1,466,182)	(1,466,182)
Balance, April 30, 2009	-	$-	$-	15,369,885	$15,370	$13,334,258	$-	$(50)	$(7,342,074)	$6,007,504
Series B Preferred Stock Dividends	-	-	-	-	-	(418,115)	-	-	-	(418,115)
Series C Preferred Stock Dividends	-	-	-	-	-	(210,000)	-	-	-	(210,000)
Initial Derivative from ASC 815-40-15	-	-	-	-	-	(5,625,933)	-	-	-	(5,625,933)
Guaranty Warrant Expense	-	-	-	-	-	54,660	-	-	-	54,660
Accretion on Series B Preferred Stock	-	-	-	-	-	(3,439,670)	-	-	-	(3,439,670)
Accretion on Series C Preferred Stock	-	-	-	-	-	(769,854)	-	-	-	(769,854)
Accretion on Series D Preferred Stock	-	-	-	-	-	(399,132)	-	-	-	(399,132)
Net loss	-	-	-	-	-	-	-	-	(1,158,059)	(1,158,059)
Balance, April 30, 2010	-	$-	$-	15,369,885	$15,370	$2,526,214	$-	$(50)	$(8,500,133)	$(5,958,599)

See accompanying notes to consolidated financial statements.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED APRIL 30, 2010 AND 2009

	2010		2009

Cash flows from operating activities:
Income (loss) from continuing operations		$(1,158,059)	$(1,466,182)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense		39,334	154,945
Depreciation		459,816	387,202
Change in fair value of derivative liabilities		(5,094,803)	-
Amortization of Guaranty Expense		54,660	41,152
Amortization of intangible assets		99,760	-
Impairment of intangible assets		444,157	-
Impairment of inventory		81,191	234,191
Amortization of deferred financing cost		389,416	-
Amortization of debt discount		114,940	60,263
Change in assets and liabilities:
(Increase)/decrease in accounts receivable		1,143,202	(1,332,735)
(Increase) in inventory		(281,980)	(2,225,897)
(Increase) in prepaid expense and others		(145,592)	(744,480)
(Increase)/decrease in employee advances		(6,034)	922
(Decrease) in accounts payable and accrued expenses		551,026	294,757
Net cash provided by (used in) operating activities:		(3,308,966)	(4,595,862)

Cash flows from investing activities:
Intangible assets		(329,590)	(110,103)
Capital expenditure, net		(132,257)	(1,764,010)
Net cash (used in) investing activities		(461,847)	(1,874,113)

Cash flows from financing activities:
Preferred dividends paid		(31,254)	(607,419)
Proceeds from sale of preferred stock, net of cost		6,470,447	1,500,000
Proceeds from (repayments of) notes payable, net		(112,093)	5,865,500
Proceeds from note payable to related parties, net of repayments		-	(5,500)
Net cash provided by (used in) financing activities		6,327,100	6,752,581

Net increase (decrease) in cash and cash equivalents		2,556,287	282,606
Cash and cash equivalents at beginning of year		335,799	53,193
Cash and cash equivalents at end of year		$2,892,086	$335,799
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$		$172,603

Deferred financing costs on Vicis Master Fund Note		$-	$59,538
Initial discount recorded on Vicis Master Fund Note		$-	$595,381

Accretion of preferred stock discounts charged to paid-in-capital		$4,608,656	$50,090
Amortization of beneficial conversion feature of convertible notes & debt discount		$-	$60,263
Amortization of deferred financing cost		$-	$4,140
Dividends accrued on preferred stock		$628,115	$-
Conditonally redeemable preferred stock re-classed to manditorily redeemable		$442,472	$-
Initial derivative evaluation for adoption of new accounting pronouncement		$5,625,933	$-

See accompanying notes to consolidated financial statements

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2010 or April 30, 2009, respectively

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of modular buildings and raw materials for modular structures (Note C).

Property and Equipment

Property and equipment are recorded on the basis of cost.  For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives.  Repairs and improvements to property and equipment are capitalized if they extend the useful life of the assets.  Other repairs are expensed as incurred.

Impairment of Long Lived Assets

The Company has adopted the FASB standard that requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unif they favorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  FASB also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  The impairment costs of intangible assets were $444,157 and impairment cost of inventory was $81,191 for the fiscal year ended April 30, 2010.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  Advertising costs were $751 and $2,800 for the years ended April 30, 2010 and April 30, 2009, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company accounts for research and development costs in accordance FASB standards that require all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred no expenditures on research and product development for the years ended April 30, 2010 and 2009.

Income Taxes

Income taxes are provided based on FASB standards for the liability method for financial reporting.  Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Stock Based Compensation

The Company is required to recognize expense of options or similar equity instruments issued to employees using the fair-value-based method of accounting for stock-based payments in compliance with FASB standards that covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance –based awards, share appreciation rights, and employee share purchase plans.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  On January 1, 2006, the Company authorized its Stock Option Plan.  As of April 30, 2010, the Company has no awards of stock-based employee compensation issued or outstanding.

Segment Information

FASB establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FASB also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $139,038 at April 30, 2010 and $154,945 at April 30, 2009, respectively.

Comprehensive Income (Loss)

The Company adopted FASB standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. FASB requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share in accordance with FASB standards that requires Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).  Basic and dilutive weighted average shares are the same due to the anti-dilutive nature of possible common stock equivalents.  As of April 30, 2010 there were 716,902,210 potentially dilutive shares. These shares were excluded from diluted shares due to them being considered anti-dilutive based on the net loss.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation.  This includes certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.   Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

Beginning on May 1, 2009, we  have valued all subsequent freestanding warrants and conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This  model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and April 30, 2010.

The Warrants were valued with the following assumptions as of 4/30/10:
  The underlying stock price was used as the fair value of the common stock despite it being thinly traded;
  The stock price would fluctuate with an annual volatility of 160%. The volatility is based on industry averages of historical volatilities for 12 comparable companies with the expectation that the Company would revert to the mean over the life of the warrant.
  The Holder would exercise the warrant at maturity if the stock price was 50% above the targeted exercise price.
  Reset events projected to occur 10% of the time at $0.03 generating a target warrant exercise price.
  The Holder would exercise the warrant as they become exercisable at target prices, and lowering such target as the warrants approached maturity. The target exercise price is partly a function of the large warrant and option overhang.
The following assumptions were used for the valuation of the compound embedded derivative:

  The underlying stock price was used as the fair value of the common stock;
  The stock price would fluctuate with an annual volatility of 160% as of 3/29/10 and 4/20/10. The volatility is based on industry averages of historical volatilities for 12 comparable companies with the expectation that the Company would revert to the mean over the life of the warrant.
  An event of default/liquidation or a fundamental change that requires the Company to redeem the Series D Preferred, increasing 1% per month, with a maximum of 10%;
  The Holder would automatically convert at a stock price of $0.078 if the Company was not in default;
  The average daily trading volume would increase at a 1% per month;
  Capital raising events would occur generating reset events at prices below $0.04 ($0.03 for 3/29/10 and 4/20/10) 10% of the time; and
  The Holder would redeem based on availability of alternative financing, increasing 1% monthly to a maximum of 20%

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The fair value of the remaining derivatives as of April 30, 2010 was estimated by management to be $1,853,384 using the binomial lattice model.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis as of  April 30, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$1,853,384	$-	$-	$1,853,384	$1,853,384
Totals		$-	$-	$1,853,384	$1,853,384

Instruments valued on a non-recurring basis:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Engineering drawings	$-	$-	$-	$331,000	$331,000
Trade name	$-	$-	$-	$178,000	$178,000

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended April 30, 2010:

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(5,094,8033)
Included in stockholders' equity
Purchases, issuances and settlements	1,322,254
Transfers in and/or out of Level 3	-
Balance, April 30, 2010	$1,853,384

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE B- GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has reoccurring losses and has generated negative cash flows from operations which raises substantial doubts about the Company’s ability to continue as a going concern.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and creditors and the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  The Company plans to implement the following policies to help alleviate the going concern issue during the year ended April 30, 2011.
•
Raise additional money through the sell of equity securities and convertible instruments through our funding sources which provided the Company with over $6,000,000 of funding during the year ended April 30,2010.

•	Work with our convertible preferred shareholders to convert their options to common stock, several holders have already decided to convert their preferred stock subsequent to year end.
•
Focus on revenue generation, during the current year the Company spent a great deal of time acquiring discounted inventory and planning for possible acquisitions, during the year ended April 30, 2010 we plan to focus on revenue generation.

•
We believe our backlog at April 30, 2010 will be recognizable and will provide a substantial improvement to earnings during the year ended April 30, 2010 and should decrease our dependence on the sell of equity and other instruments

There can be no assurance that we will be successful at implementing the above plans, failure to implement these plans could have a material impact on the Company.

NOTE C- ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted FASB standards, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

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

The Company adopted  FASB standards, whereby the Company  periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations.  There was an impairment of $444,157 of the acquired intangibles as of April 30, 2010.

Total identifiable intangible assets acquired and their carrying value at April 30, 2010 are:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$1,078,198	$(475,041)	(272,157)	$331,000	$331,000	10.0
Total Amortized Identifiable Intangible Assets	1,078,198	(475,041)	(272,157)	331,000	331,000	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	(172,000)	178,000	178,000	-
Total Non-Amortized Identifiable Intangible Assets	350,000	-	(172,000)	178,000	178,000	-
Total	$1,428,198	$(475,041)	(444,157)	$509,000,	$178,000	10.0

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE C - ACQUISITION OF INTANGIBLE ASSETS (Continued)

Total amortization expense charged to operations for the year ended April 30, 2010 and 2009 were $99,760 and $91,111, respectively.   Estimated amortization expense as of April 30, 2010 is as follows:

2011	$33,100
2012	33,100
2013	33,100
2014	33,100
2015 and after	198,600
Total	$331,000

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.   The Company regularly reviews the period over which its inventories will be converted to sales. Any inventories expected to convert to sales beyond 12 months from the balance sheet date are classified as non-current. Components of inventories as of April 30, 2010 and 2009 are as follows:

Current Inventories

	2010	2009
Finished Goods	$-	$98,651
Refurbished Bldgs	531,500	250,000
Work in Progress	-	285,627
Raw Materials	4,252,564	3,948,997
Total current inventories	$4,784,064	$4,583,275

Long Term Inventories

	2010	2009
Refurbished Bldgs	$96,500	$193,000
Raw Materials	378,058	468,738
Total long term inventories	$474,558	$661,738

The Company periodically reviews the carrying value of inventories and non-cancelable purchase commitments by reviewing revenue forecasts, material usage requirements, and the engineering design changes. These forecasts of changes in design, future sales, and pricing are estimates. The Company may record charges to write down inventories based on these reviews and forecasts. If there is change in demand, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.   The long term raw material inventory items consist of three electrical control panels for elevators that are used in the Company’s two story modular school building. There was an impairment for finished goods inventory of $81,191  and $234,191 as of April 30, 2010 and April 30, 2009, respectively.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company’s property and equipment at April 30, 2010 and April 30, 2009 consists of the following:

		2010	2009
	Useful Life
Plant Equipment	10 years	$4,210,892	$3,881,302
Furniture and Fixtures	10 years	2,933	2,933
Building and Leasehold Improvement	17.20 years	961,210	961,210
Total		5,175,035	4,845,445
Accumulated Depreciation		(2,047,677)	(1,587,861)
		$3,127,358	$3,257,584

Depreciation expense included as a charge to income amounted to $459,815 and $296,091 for the years ended April 30, 2010 and 2009, respectively.

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at April 30, 2010 and April 30, 2009 are as follows:

	2010	2009

Account payable	$46,309	$242,895
Accrued state income tax payable	4,993	4,993
Accrued expenses related to Hidden Valley Lawsuit	35,200	29,100
Accrued property taxes	44,200	44,152
Accrued legal expenses for equity raises	25,250	55,350
Accrued legal expenses for S-1 report	-	28,400
Accrued legal expenses for general counsel services	31,600	25,500
Accrued interest on promissory note	1,015,069	235,069
Accrued Payroll	44,150	36,915
Accrued Rent	63,833	-
Accrued sales tax	4,874	9,300
Other accrued expenses	23,461	76,239
Total	$1,338,939	$787,913

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE G - ECONOMIC DEPENDENCY AND CONCENTRATION

During the year ended April 30, 2010, approximately $504,005 or 88%, of total revenues were derived from four (4) major customers and $395,133  (94%) of the total  accounts  receivable  at April  30,  2010  were  due  from three  (3)  major customers.

During the year ended April 30, 2009, approximately $3,399,798, or 65%, of total revenues were derived from four  (4) major customers and $1,085,058 (63%) of the total accounts receivable at April 30, 2009 were due from three (3) major customers.

All of our revenue was from school districts and municipalities of California, any material event that causes harm to our customers may materially impact our company.

NOTE H – NOTES PAYABLE

A summary of notes payable at April 30, 2010 and April 30, 2009 is as follows:

	April 30, 2010	April 30, 2009

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum. Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share. (c)	61,261	153,974

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is 13% per annum payable monthly, however, during the first twelve months the accrued interest shall be deferred and payable in one lump sum payment on the first anniversary date of the Original Issuance Date (d)	5,535,028	5,445,502

	5,596,289	5,599,476
Less: current portion	(1,459,722)	(100,000)
Total - notes payable – long term	$4,136,567	5,499,476

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE H – NOTES PAYABLE (Continued)

 (c) The Company granted the noteholder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the noteholder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the convertible in accordance with ASC 470-20-05 (formerly referred to as Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios), and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $167,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense.  In October 31, 2006, the noteholder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock (Note J). These shares were issued in September 2007. The Company wrote off the unamortized debt discount in connection with the converted portion of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted $19,380 and $19,380 for the year ended April 30, 2010 and 2009, respectively.

(d) On December 19, 2008, the Company entered into a Loan and Securities Purchase Agreement with Debt Opportunity Fund, LLLP (the "Fund") and issued a Senior Secured Promissory Note (the "Senior Note" for the principal amount of $6,000,000, which was funded in four tranches of $1,500,000 each on the following dates of December 19, 2008, January 14, 2009, January 21, 2009 and January 29, 2009.   Interest on the Senior Note accrues at the rate of 13% per annum. and is payable monthly in arrears., However, during the first twelve months the accrued interest will be deferred and payable in one lump sum on December 19, 2010.  The principal amount is payable in four equal payments of $1,500,000 with the first payment due on December 14, 2010, second payment due on December 14, 2011, third payment due on December 14, 2012 and final payment on December 14, 2013.The Senior Note is secured by a lien on all the personal property and assets of the Company pursuant to a security agreement from the Company. The obligations under the Note are guaranteed pursuant to a guaranty agreement by the Company's wholly owned subsidiaries, Lutrex Enterprises, Inc., and Global Modular, Inc.  All of the obligations of each Subsidiary under its guaranty agreement are secured by a lien on all the personal property and assets of the subsidiaries. On December 30, 2008, the note was assigned by Debt Opportunity Fund LLP to Vicis Capital Master Fund.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE I – CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of April 30, 2010 was $3,484,294 plus accrued dividends of $418,112.

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

As a result of this obligation, the Company has determined the Series B shares includes redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series B shares outside of shareholders’ equity in accordance with ASC 480 regarding instruments with debt and equity features.

As of April 30, 2010 all of these shares were conditionally redeemable based on the holder’s option to exercise redemption.  The Company reclassified all redemptions considered certain to occur to liabilities based on these shares being considered mandatorily redeemable as of April 30, 2010.

In connection with the February 22, 2008 issuance of the Series B Preferred Stock, the Company entered into a registration rights agreement with the purchasers of the Series B shares, which requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series B shares on or before 150 calendar days. If the Company is unable to do so, the Company will have to pay liquidated damages in cash to the holders of the Series B shares.  The amount of damages that may be due is one and a one-half percent of the stated value of 12% Preferred Stock per month; provided, however, that in no event shall the aggregate amount paid exceed nine percent of the stated value. The Company is in default of this requirement but has obtained a waiver on this provision from the holders.  Therefore, no penalty accrual has been made as management has concluded that none will be payable.

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
APRIL 30, 2010 AND 2009

NOTE I – CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

The Company determined that the warrants issued in connection with the Series B Preferred Stock meet the applicable exceptions for treatment as equity instruments and the Company previously restated their 2008 financial statements.   The resulting discount is being accreted over the two-year period until the mandatory redemption of the preferred stock.  After the accretion of the discount, the Series B Preferred Stock had a carrying value of $3,484,294 at April 30, 2010.

See Note T to these consolidated financial statements.

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
APRIL 30, 2010 AND 2009

NOTE J – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES C (Continued)

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred and related warrants as disclosed in Note I. The relative fair values of the preferred and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred of $563,939.  Accordingly the initial carrying value of the preferred was zero. Accretion of the discount amounted to $775,714 at April 30, 2010 which is the carrying value at that date.

NOTE K – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE K – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D (Continued)

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

On November 18, 2009 Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,550,000 (total of 1,550,000 shares of Series D Preferred Stock), (b) its Series 5 Common Stock Purchase Warrants exercisable, in the aggregate, for 25,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 5 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 5 Warrants was $1,135,000 with $500,000 being deposited into an escrow account for guaranteeing performance of one or more manufacturing contracts.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE K – CONVERTIBLE REDEEMABLE PREFERRED STOCK – SERIES D (Continued)

On March 29, 2010, Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $2,480,000 (total of 2,480,000 shares of Series D Preferred Stock), (b) its Series 6 Common Stock Purchase Warrants exercisable, in the aggregate, for 40,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 6 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 6 Warrants was $2,000,000.

On April 15, 2010, Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $2,480,000 (total of 2,480,000 shares of Series D Preferred Stock), (b) its Series 7 Common Stock Purchase Warrants exercisable, in the aggregate, for 40,000,000 shares of Common Stock (individually, a “Series 5 Warrant” and collectively, the “Series 7 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 7 Warrants was $2,000,000.

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

The Series 5, 6 and 7 Warrants, Series BD-9 and Series BD-10 Warrants have "cashless exercise" provisions and certain anti-dilution rights.

The issuance of the Series D Preferred Stock, the Series 5, 6 and 7 Warrants, the Series BD-9 and Series BD-10 Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

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

As of April 30, 2010 and 2009, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.

On May 21, 2008, the Company affected a one-to-twenty stock split of our common stock.  We did not reduce the number of shares we are authorized to issue or change the par value of the common stock.  All references to share value in these consolidated financial statements have been restated to reflect this split.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE L – CAPITAL STOCK (Continued)

There were no capital stock transactions for the fiscal years ending April 30, 2010 and 2009, respectively.

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

There are no options outstanding under the 2001 Stock Option Plan at April 30, 2010.

NOTE N – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Exercise		Weighted Average Price
	Price	Number of Shares	Per Share

Outstanding at April 30, 2008	$-	-	-
Issued stock option for 68,168,164 shares for Fiscal Year 2009 at $0.05 per share	$0.05	68,168,164	0.05
Outstanding at April 30, 2009	$0.05	68,168,164	0.05
Outstanding at April 30, 2010	$0.05	68,168,164	0.05

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opp. Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the years ended April 30, 2010 and 2009. All previously granted stock options expired as of April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE N – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04	38,842,940	2.83	$0.04	38,842,940	$0.04
$0.04	36,842,940	4.83	$0.04	36,842,940	$0.04
$0.04	2,500,000	3.25	$0.04	2,500,000	$0.04
$0.04	73,500,000	5.25	$0.04	73,500,000	$0.04
$0.04	74,984,980	5.42	$0.04	74,984,980	$0.04
$0.04	36,587,209	6.17	$0.04	36,587,209	$0.04
$0.04	31,375,000	6.25	$0.04	31,375,000	$0.04
$0.04	40,000,000	6.98	$0.04	40,000,000	$0.04
$0.04	40,000,000	6.99	$0.04	40,000,000	$0.04
Total	374,633,069		$0.04	374,633,069	$0.04

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at April 30, 2008	75,685,880	$0.04
Granted	150,984,980	$0.04
Exercised	-	-
Canceled or expired		-
Outstanding at April 30, 2009	226,670,860	$0.04
Granted	147,962,209	$0.04
Exercised	-	-
Canceled or expired	-	-
Outstanding at April 30, 2010	374,633,069	$0.04

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE N – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

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

The Company granted 28,837,209 warrants on July 23, 2009, 25,000,000 warrants on November 18, 2009, 40,000,000 warrants on March 29, 2010 and 40,000,000 warrants on April 15, 2010 in conjunction with the issuance of additional shares of Preferred Series D Stock.

NOTE O- DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note. The value of these warrants were recorded as deferred financing cost. Using the effective interest method of amortization, the deferred financing cost was $93,666 as of April 30, 2010, and is being amortized to interest expense.  For the year ended April 30, 2010, the total non-cash interest charged to operations amounted to $89,526 and $4,140 for the year ended April 30, 2009.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock and the Promissory Note for $6,000,000 totaled $1,035,076, of which $100,092 had been amortized as of April 30, 2010.  The remaining net deferred financing costs per the balance sheet at April 30, 2010 was $46,077 for the December 2008 funding and $879,680 for the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock fundings.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference from using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

NOTE P – GUARANTEE FEE AGREEMENT

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE P – GUARANTEE FEE AGREEMENT (Continued)

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guaranty, the Company is recognizing the related expense proportionately over five years. For year ended April 30, 2010 the Company recorded expense of $54,660 with an equivalent offset to additional paid-in capital.

The issuance of the above warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

NOTE Q- INCOME TAXES

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in deferred tax assets are Federal and State net operating loss carry-forwards of approximately $10,665,000, which will expire beginning in 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our cumulative losses through April 30, 2010, we have provided a valuation allowance reducing the net realizable benefits of these deductible differences to $0 at April 30, 2010.  The amount of the deferred tax asset considered realizable could change in the near term if projected future taxable income is realized.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

There was an income tax provision of $0 and $0 for the twelve months ended April 30, 2010 and 2009, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

NOTE Q – INCOME TAXES (Continued)

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal and state income tax rates to income from continuing operations before income taxes is as follows:

	Twelve Months Ended April 30, 2010		Twelve Months Ended April 30, 2009
Computed “expected” income tax expense(benefit) at approximately34%		$(354,000)	$(499,000)
Effect of available NOL carry-forwards		1,880,000	398,000
Losses not producing benefits			101,000
Increase in valuation allowance		1,526,000
		-
	$		$-

The Company has no uncertain tax positions at April 30, 2010 or 2009.

NOTE R – DERIVATIVE LIABILITY

The Company has certain freestanding warrants and preferred stock that contain exercise price adjustment features known as down round provisions.  Based on the guidance in the standards, we have concluded these instruments are required to be accounted for as derivatives effective May 1, 2009.  We have recorded the fair value of the warrants and preferred stock that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under the FASB standards.

The derivative was valued using the lattice models, and the variables used in the lattice models are volatility, share price, trading volume, assumed conversion price, and assumed reset event prices.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended April 30, 2010:

Derivative
Liabilities

Balance, May 1, 2009	$5,625,933
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(5,094,8033)
Included in stockholders' equity
Purchases, issuances and settlements	1,322,254
Transfers in and/or out of Level 3	-
Balance, April 30, 2010	$1,853,384

NOTE S - EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (losses) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year.  The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2010	2009
Net income (loss) available to common stockholders	$(6,394,831)	$(2,111,611)
Earnings (losses) per share:
Basic and diluted earnings per share	$(0.42)	$(0.14)
Weighted average number of common shares outstanding for computation:
Basic and diluted	15,369,885	15,369,885

For the years ended April 30, 2010 and April 30, 2009, 716,903,210 potential shares and 226,670,860 potential shares respectively, were excluded from shares used to calculate diluted losses per share as their inclusion would reduce net losses per share.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE T - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company has various consulting agreements with outside contractors to provide business development and consultation services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such agreement by written notice.

Lease Agreement

In October 2002, the Company entered into a three-year lease for its corporate offices and facilities in Chowchilla, California.  The Company renewed the lease in February 2007, at a rate of $24,021 per month.  Rental expenses charged to operations for the year ended April 30, 2010 and 2009 are $352,085 and $288,252, respectively.   The Company has an option to extend the lease term for three additional five year periods provided the Company is not in default.  The monthly base rate will increase as per annual adjustments determined by the Bureau of Labor Statistics Consumer Price Index.  The maximum annual base rent increase shall be three percent for previous year.

Estimated rental expense as of April 30, 2010 is as follows:

2011	$243,193
2012	123,088
2013	-
2014	-
Total	$366,281

Litigation

On December 13, 2007, the Company filed a lawsuit against Financial Pacific Insurance Company, Inc and Salmeri Insurance Agency, Inc. for terminating the company’s bonding line of credit during the quarter ended January 31, 2006, without good cause and in contravention of its past dealings. The lawsuit seeks reimbursement for damages in excess of $10 million.  The trail date has been set for October 2010 by the courts. The Company can make no assurances with respect to the outcome of this matter

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
NOTE U- SUBSEQUENT EVENTS

In July 2010, four of the Series B Preferred Stock shareholders owing a total of 442,472 shares of the Preferred Series B Stock redeemed their stock with a face value of $442,472 for $206,500. The warrants related to their stock was cancelled.

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

As of the end of the period covered by this Annual Report on form 10-K, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial  Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation, we have concluded that as of April 30, 2010,  our disclosure controls and procedures were ineffective.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, we identified a material weakness consisting of  the Company’s limited resources and limited number of employees; specifically, the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner to allow review and on-going monitoring and enhancement of our controls.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year ended April 30, 2010. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective primarily because our accounting processes lack appropriate segregation of responsibilities for an effective system of internal control. Management’s assessment showed that the following material weaknesses from the audited year ended April 30, 2010:

1.        We do not have appropriate segregation of duties assuring that the primary accounting functions of authorization, custody, and recording are segregated by employee. We do not have the accounting personnel required to maintain segregation of duties at this time. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.        As of April 30 2010, we did not maintain effective controls over financial statement disclosures. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the Company’s annual audit Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. At this time the costs were determined to be in excess of the benefits of remediating these deficiencies. Management will re-evaluate these plans periodically based on changes in the cost to benefit analysis.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15d-15 under the Exchange Act that occurred during the  quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Phil Hamilton, President/Chairman

Phillip Hamilton, age 63 has over thirty years entrepreneurial and senior management experience in the manufacturing business.  From February 2003 to current, Mr. Hamilton has been the CEO/ Chairman of the Company.  As the CEO, he has directed the marketing, sales and administrative activities of the Company.

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

Mr. Hamilton attended Pacific Union College taking courses in Business Administration.

Adam Debard, Secretary/Treasurer/Director

Adam N. DeBard, age 41, has over seventeen years of experience in the manufacturing and technology business sectors.  From February 2003 to current, Mr. DeBard has been the Secretary/Treasurer of the Company and the President/Treasurer of Global Modular, Inc.  He is responsible for the cash management and accounting functions of both companies.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2010 and prior.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Phil Hamilton, President
	2010	160,000	0	-	-	-	-	-
	2009	100,000	0	-	-	-	-	-
	2008	100,000	0	-	-	-	-	-
	2007	85,616	10,000	-	-	-	-	-
	2006	85,616	37,500	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of August 9, 2010 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Hamilton Trust (1), 1200 Airport Drive, Chowchilla, CA	110,000	0.007%

Common Stock	Adam Debard(1), 1200 Airport Drive, Chowchilla, CA	180,000	0.012%

Common Stock	Phillip Hamilton (1) 1200 Airport Drive, Chowchilla, CA	6,607,498	0.430%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		April 30, 2010	April 30, 2009
(i)	Audit Fees	$53,250	$98,082
(ii)	Audit Related Fees	--	--
(iii)	Tax Fees	8,000	10,000
(iv)	All Other Fees	-	2,000
	Total fees	$61,250	$112,736

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Global Diversified Industries, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by M & K CPAS, PLLC in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Global Diversified Industries, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2010 or 2009.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Dated: August 13, 2010	By:	/s/ Phil Hamilton
Phil Hamilton
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Phil Hamilton	CEO/Chairman of the Board	August 13, 2010
Phil Hamilton

/s/Adam Debard	Secretary/Treasurer/Director	August 13, 2010
Adam Debard