Form 10-Q
period 2010-10-31
GLOBAL DIVERSIFIED INDUSTRIES INC
filed 2010-12-20
CIK 1090461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, 15,369,885 shares of Common Stock ($.001 par value) as of December 15, 2010.

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,369,042	$2,892,086
Accounts receivable, net of allowance for doubtful accounts of $119,127 and $114,038 at October 31, 2010 and April 30, 2010 respectively	1,584,303	279,667
Inventories-current portion	4,739,119	4,784,064
Restricted cash account	1,000,740	500,000
Cost in excess of billings	290,499	20,537
Other current assets	302,328	105,277
Prepaid expenses	220,056	29,623
Total current assets	9,506,087	8,611,254

Property, plant and equipment:
Property, plant and equipment, at cost	5,175,035	5,175,035
Less: Accumulated depreciation	(2,284,846)	(2,047,677)
Total property, plant and equipment, net	2,890,189	3,127,358

Other assets: Inventories-long term	474,558	474,558
Deferred financing costs, net of accumulated amortization of $827,363 and $603,000 at October 31, 2010 and April 30, 2010, respectively	701,395	925,758
Deposit	38,375	37,375
Prepaid expenses-long term	57,051	-
Intangible assets, net of accumulated amortization of $802,704 and $747,198 at October 31, 2010 and April 30, 2010, respectively	534,540	509,000
Total other assets	1,805,919	1,946,691

Total assets	$14,202,195	$13,685,303

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	October 31, 2010	April 30, 2010
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,700,984	$1,325,128
Billings in excess of cost	16,562	13,811
Derivative liability	1,976,993	1,853,384
Preferred Stock Manditorily Redeemable	-	442,472
Notes payable,current portion	1,515,673	1,398,461
Deferred revenue	106,583	-
Dividends payable	873,029	654,305
Convertible notes payable, net of discount	50,380	61,261
Total current liabilities	6,240,204	5,748,822

Long-term liabilities:
Notes payable, long term portion, net of debt discount (Note C)	4,068,162	4,136,567

Total liabilities	10,308,366	9,885,389

Commitment and contingencies	-	-
Convertible Redeemable Preferred Stock, Series D, par value $.001 per share, 10,000,000 shares authorized, 9,696,512 and 8,456,512 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	9,696,512	8,456,512
Discount on Preferred Stock Series D	(2,186,767)	(2,515,535)
Net Preferred Stock Series D	7,509,745	5,940,977
Convertible Redeemable Preferred Stock, Series C, par value $.001 per share, 2,750,000 shares authorized, 1,750,000 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	1,750,000	1,750,000
Discount on Preferred Stock Series C	-	(974,286)
Net Preferred Stock Series C	1,750,000	775,714
Convertible Redeemable Preferred Stock, Series B, par value $.001 per share, 3,500,000 shares authorized, 3,041,822 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	3,041,822	3,041,822
Discount on Preferred Stock Series B	-	-
Net Preferred Stock Series B	3,041,822	3,041,822

Stockholders' deficit:

Common stock, par value $.001 per share, 2,700,000,000 shares authorized, 15,369,885 shares issued and 15,319,885 outstanding at October 31, 2010 and April 30, 2010, respectively (Note D)	15,370	15,370
Additional paid-in capital	1,017,410	2,526,214
Treasury stock	(50)	(50)
Accumulated deficit	(9,440,468)	(8,500,133)
Total stockholders' deficit	(8,407,738)	(5,958,599)

Total liabilities and stockholders' deficit	$14,202,195	$13,685,303

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For The Three Months Ended October 31,		For the Six Months Ended October 31,
	2010	2009	2010	2009
Revenues	$2,013,017	$193,366	$4,193,202	$205,807
Depreciation and amortization	146,484	142,768	292,675	277,923
Cost of goods sold	1,461,231	683,582	2,869,912	1,085,651
Gross profit	405,302	(632,984)	1,030,615	(1,157,767)

Operating expenses:
Selling, general and administrative expenses	742,143	919,434	1,274,805	1,377,828
Total operating expense	742,143	919,434	1,274,805	1,377,828

Income (loss) from operations	(336,841)	(1,552,418)	(244,190)	(2,535,595)

Interest expense, net	(270,026)	(251,418)	(538,533)	(471,642)
Change in fair value-derivatives	(479,668)	1,354,592	(130,281)	3,646,532
Guaranty Expense	(13,666)	(13,665)	(27,331)	(27,330)

Net loss	(1,100,201)	(462,909)	(940,335)	611,965

Preferred Dividends, accrued	143,755	157,029	295,740	314,058
Accretion of discount on preferred stock	346,088	570,020	1,647,092	711,076

Net loss attributable to common stockholders	(1,590,044)	(1,189,958)	(2,883,167)	(413,169)

Earnings per common share:
Basic	$(0.10)	$(0.08)	$(0.19)	$(0.03)
Diluted	(0.10)	(0.08)	(0.19)	(0.03)
Weighted average shares outstanding:
Basic	15,319,885	15,319,885	15,319,885	15,319,885
Diluted	15,319,885	15,319,885	15,319,885	15,319,885,

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(940,335)	$611,965
Adjustment to reconcile net income (loss) to net cash used for operating activities
Depreciation and amortization	292,675	277,923
Amortization of deferred revenue on sub lease	(21,317)	-
Change in fair value of derivative liabilities	130,281	(3,646,532)
Amortization of debt discount	58,497	50,936
Amortization of deferred financing cost	224,363	170,365
Change in A/R provision	5,089	133,431
Amortization of guaranty expense	27,331	27,330
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(1,181,825)	1,146,635
(Increase)/decrease in inventory	519,503	(310,534)
(Increase) / decrease in prepaid expense and other	(1,690,795)	145,507
(Increase)/decrease in employee advances	12,479	9,835
Increase/(decrease) in accounts payable and accrued liabilities	378,606	337,727
Net cash (used in) continuing operations	(2,197,927)	(1,045,412)

Cash flows from investing activities:
Intangible assets	(81,046)	(38,836)
Capital expenditure-purchase of fixed assets	-	(306,039)
Net cash (used in) investing activities	(81,046)	(344,875)

Cash flows from financing activities:

Proceeds from sale of Series D Preferred Stock (9/22/10)	1,000,000	1,335,447
Cash paid to redeem preferred stock and warrants	(223,500)	-
Preferred dividends paid	-	(31,255)
Repayments of notes payable	(20,571)	(28,045)
Net cash provided by financing activities	755,929	1,276,147

Net decrease in cash and cash equivalents	$(1,523,044)	$(114,140)
Cash and cash equivalents at beginning of period	2,892,086	335,799
Cash and cash equivalents at end of period	$1,369,042	$221,659

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$43,540	$33,451
Preferred dividends accrued	295,740	340,247
Derivative liability relieved due to redemption of preferred stock and warrants	329,680	-
Revenue deferred on lease receivable	127,900	-
Initial derivative liability	104,038	5,625,933
Accretion of preferred stock discounts charged to paid-in-capital	1,647,092	711,076

See accompanying notes to the unaudited condensed consolidated financial information

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION - (Unaudited)
OCTOBER 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results of operations for the six month period ended October 31, 2010, are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated April 30, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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
OCTOBER 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Under the percentage-of-completion method, progress toward completion is measured by the ratio of costs incurred to total estimated costs. Revenue and gross profit may be adjusted prospectively for revisions in estimated total contract costs. Assets or liabilities are recorded for each job based on billings compared to revenue recognized. When billings exceed revenue the excess is recorded as a liability and when revenue earned exceeds billings it is recorded as an asset. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is recorded in the period in which it becomes evident. The total estimated loss includes all costs allocable to the specific contract. Each construction contract is reviewed individually to determine the appropriate basis of recognizing revenue. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

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
OCTOBER 31, 2010

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
OCTOBER 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at October 31, 2010 or April 30, 2010, respectively.

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

Lattice Valuation Model

Beginning on May 1, 2009, we  have valued all subsequent freestanding warrants and conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This  model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and October 31, 2010.

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

On July 23, 2009, November 18, 2009, March 29, 2010, April 15, 2010 and September 22, 2010, the Company issued Preferred D shares and related warrants as detailed in Note G.  This preferred stock and associated warrants are also derivative instruments under FASB standards.

The fair value of the remaining derivatives as of October 31, 2010 was estimated by management to be $1,976,993 using the binomial lattice model.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended October 31, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$1,976,993	$-	$-	$1,976,993	$1,976,993
Totals		$-	$-	$1,976,993	$1,976,993

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
OCTOBER 31, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended October 31, 2010:

Derivative
Liabilities

Balance, April 30, 2010	$1,853,384
Total realized/unrealized (gains) or losses:
Included in other (income) expense	130,281
Included in stockholders' equity
Purchases, issuances and settlements	(6,672)
Balance, October 31, 2010	$1,976,993

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

•
Raise additional money through the sale of equity securities and convertible instruments through our funding sources which provided the Company with over $6,000,000 of funding during the year ended April 30, 2010.

•	Some of our preferred shareholders have redeemed their preferred stock and warrants prior to October 31, 2010.

•
Focus on revenue generation, during the current year the Company spent a great deal of time acquiring discounted inventory and planning for possible acquisitions, during the year ended April 30, 2011 we plan to focus on revenue generation.

•
We believe our backlog at October 31, 2010 will be recognizable and will provide a substantial improvement to earnings during the year ended April 30, 2011 and should decrease our dependence on the sale of equity and other instruments

There can be no assurance that we will be successful at implementing the above plans, failure to implement these plans could have a material impact on the Company.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010
NOTE C - NOTES PAYABLE

A summary of notes payable at October 31, 2010 and April 30, 2010 is as follows:

	October 31, 2010	April 30, 2010

Note payable in five annual payments beginning December 31, 2006, with interest payable monthly at 10% per annum with the principal due December 31,2011.  Lender has an option at the end of each twelve months (“anniversary date”) to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000. The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  As of October 31, 2010 and April 30,2010, the principal amount of the note was $55,225 and $75,791 with a discount of $4,845 and $14,530 respectively (c)
	50,380	61,261

Note payable secured by receivable and property with principal payments in four equal lump sum payments being due December 19, 2010, second payment due December 19, 2011, third payment due December 19, 2012 and final payment due December 19, 2013. Interest rate is at 13% per annum payable monthly, however the initial accrued interest shall be deferred and payable in one lump sum payment on January 1, 2011. As of October 31, 2010 and April 30, 2010 the principal amount of the note was $6,000,000 with a discount of $416,165 and $464,972 respectively(d)	5,583,835	5,535,028

Total notes payable	5,634,215	5,596,289
Less: current portion	(1,566,053)	(1,459,722)
Total – notes payable – long term	$4,068,162	$4,136,567

(c) The Company granted the note-holder an option to receive restricted shares of the Company’s common stock in lieu of the annual cash payment of $100,000 at the end of each twelve months (“anniversary date”).  The conversion price is equal to 75% of the closing price for the day that is twelve months prior to each anniversary date. The minimum conversion price shall be $0.05 per share.  The Company has sufficient authorized and unissued shares available to settle the debt, and has reserved 10 million shares of common stock to settle the debt in the event that the note-holder converts at the minimum conversion price of $0.05 per share.  The Company accounted for the conversion feature in accordance with FASB standards, and recognized an imbedded beneficial conversion feature present in the convertible note. The Company recognized and measured an aggregate of $166,667 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the maturity period (five years) as interest expense using the effective interest method. On October 31, 2006, the note-holder agreed to convert $200,000 of principal into 2,353,356 shares of the Company's common stock. These shares were issued in September 2007. The Company wrote off the proportionate unamortized debt discount applicable to the converted amount of principal, and non-cash interest expense of $54,900 was charged to operations in connection with the conversion of notes. Total non-cash interest expense the Company charged to operations in connection with amortization and write-off of debt discount attributed to the beneficial conversion feature amounted to $4,845 and $4,845 for the three month periods ended October 31, 2010 and 2009, respectively.

(d) On December 19, 2008, the Company entered into a Loan and Securities Purchase Agreement with Debt Opportunity Fund, LLLP (the "Fund") and issued a Senior Secured Promissory Note (the "Senior Note" for the principal amount of $6,000,000, which was funded in four tranches of $1,500,000 each on the following dates of December 19, 2008, January 14, 2009, January 21, 2009 and January 29, 2009.   Interest on the Senior Note accrues at the rate of 13% per annum. and is payable monthly in arrears. However, during the first twelve months the accrued interest will be deferred and payable in one lump sum on December 19, 2010.  The principal amount is payable in four equal payments of $1,500,000 with the first payment due on December 14, 2010, second payment due on December 14, 2011, third payment due on December 14, 2012 and final payment on December 14, 2013. The Senior Note is secured by a lien on all the personal property and assets of the Company pursuant to a security agreement from the Company. The obligations under the Note are guaranteed pursuant to a guaranty agreement by the Company's wholly owned subsidiaries, Lutrex Enterprises, Inc., and Global Modular, Inc.  All of the obligations of each Subsidiary under its guaranty agreement are secured by a lien on all the personal property and assets of the subsidiaries. On December 30, 2008, the note was assigned by Debt Opportunity Fund LLP to Vicis Capital Master Fund. An agreement was executed on December 19, 2010, to defer each of the annual principal payments of $1,500,000 for one year.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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

As of October 31, 2010 and April 30, 2010, the Company has 15,369,885 and 15,369,885 shares of common stock issued and outstanding, respectively.  The Company did not issue any shares of common stock during the three month period ended July 31, 2010.  The Company has 50,000 shares of treasury stock at October 31, 2010 and April 30, 2010.

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

Upon any liquidation, dissolution or winding-up of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of October 31, 2010 was $3,041,822 plus accrued dividends of $557,759

In June 2010, the Company redeemed Series B stock with a stated value of $442,472 and related Series B warrants totaling 12,355,570 and accrued dividends of $77,017 for $205,500.  The difference in the stated value of the preferred stock and cash paid was charged to additional paid in capital.  Also, $110,708 of the derivative liability was settled with redemption.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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

After the accretion of the discount, the Series B Preferred Stock had a carrying value of $3,041,822 at October 31, 2010 and April 30, 2010, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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

The Company used the same basis of accounting to record the Series C Preferred Stock and each of the warrant series issued therewith as it used when it corrected the accounting for the Series B Preferred Stock and related warrants as disclosed in Note A. The relative fair values of the preferred stock and the warrants were apportioned and then the effective beneficial conversion feature of the relative fair value of the preferred was calculated. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 3.50% to 3.74%, expected volatility of 233.64%, and expected warrant life of five or seven years.  The relative fair values derived were as follows: Series C Preferred: $563,939; Series C Warrants: $1,012,835; Broker Warrants: $173,226.  The effective beneficial conversion feature was $1,186,061, which was limited to the remaining undiscounted value of the preferred stock of $563,939.  Accordingly, the initial carrying value of the preferred stock was zero. Accretion of the discount amounted to $1,750,000 and $775,714 at October 31, 2010 and April 30, 2010, respectively, which is the carrying value at each date, respectively.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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
OCTOBER 31, 2010

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

On September 22, 2010, Global Diversified Industries, Inc. (the  "Company") entered into a Securities Purchase Agreement with Vicis Capital Master Fund ("Vicis"), and the holders of the Company's Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, pursuant to which the Company issued additional shares of Series D Convertible Preferred Stock and sold (a) additional shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) having an aggregate original stated value of $1,240,000 (total of 1,240,000 shares of Series D Preferred Stock), (b) its Series 8 Common Stock Purchase Warrants exercisable, in the aggregate, for 20,000,000 shares of Common Stock (individually, a “Series 5 Warrant”
and collectively, the “Series 8 Warrants”).  The total cash paid for the Series D Preferred Stock and Series 7 Warrants was $1,000,000.

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
OCTOBER 31, 2010

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

Total identifiable intangible assets acquired and their carrying values at October 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortized Identifiable Intangible Assets:
Building engineering and architectural plans	$1,159,244	$(530,547)	(272,157)	$356,540	$-	10.0
Total Amortized Identifiable Intangible Assets	1,159,244	(530,547)	(272,157)	356,540	-	10.0
Unamortized Identifiable Intangible Assets:
Trade Name	350,000	-	(172,000)	178,000	178,000	-
Total Non-Amortized Identifiable Intangible Assets	350,000	-	(172,000)	178,000	178,000	-
Total	$1,509,244	$(530,547)	(444,157)	$534,540	$178,000	10.0

Total amortization expense charged to operations for the six month periods ended October 31, 2010 and 2009 were $55,506 and $48,718, respectively.   Estimated amortization expense remaining as of October 31, 2010 is as follows:

2011	$111,012
2012	111,012
2013	111,012
2014	23,504
Total	$356,540

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
OCTOBER 31, 2010

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

The warrants have an aggregate fair value of $273,288, as determined by the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 10% of the time at $0.07 generating an adjusted warrant exercise price of $0.097 and expected warrant life of seven years.  The agreement has been modified to specify a minimum term of five years.  Since the warrant holders have agreed to forfeit the percentage of warrants unearned should they not fulfill their five year guarantee, the Company is recognizing the related expense proportionately over five years. For the six months ended October 31, 2010 and October 31, 2009, the Company recorded expense of $27,331 and $27,330 respectively, with an equivalent offset to additional paid-in capital.

The issuance of the above warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

NOTE J – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Non-Compensatory Stock Options

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	-	$-
Outstanding at April 30, 2009	68,168,164	$0.04
Outstanding at October 31, 2010	68,168,164	$0.04

During the quarter ended January 31, 2009, the Company granted a stock option to the CEO of the Company to purchase all or any part of an aggregate of 68,168,164 shares. The exercise price for each share is $0.05 with a maximum option term of seven years. The option shall vest and become exercisable upon the satisfaction in full (inclusive of all principal, interest and penalties) of the six million loan made to the Company by Debt Opportunity Fund, LLP. The Company accounted for the options as contingent, since the holder does not earn the right to the award until the Debt Opportunity Fund, LLP is repaid in full.  All other previously granted stock options were fully vested at the time the stock options were granted. Accordingly, no compensation costs were charged to operations during the quarters ended October 31, 2010 and 2009. All previously granted stock options expired as of April 30, 2007.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE J – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Non-Compensatory Warrants

The following table summarizes the changes in non-compensatory warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.04	28,665,155	2.33	$0.04	28,665,155	$0.04
$0.04	28,665,155	4.33	$0.04	28,665,155	$0.04
$0.04	70,000,000	4.67	$0.04	70,000,000	$0.04
$0.04	68,168,164	5.07	$0.04	68,168,164	$0.04
$0.04	28,837,209	5.63	$0.04	28,837,209	$0.04
$0.04	25,000,000	6.03	$0.04	25,000,000	$0.04
$0.04	40,000,000	6.42	$0.04	40,000,000	$0.04
$0.04	40,000,000	6.50	$0.04	40,000,000	$0.04
$0.04	20,000,000	6.75	$0.04	20,000,000	$0.04
Total	349,335,683		0.04	349,335,683	0.04

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE K – NON-EMPLOYEE STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at April 30, 2008	75,685,880	$0.04
Granted	150,984,980	0.04
Exercised	-	-
Canceled or expired
Outstanding at April 30, 2009	226,670,860	$0.04
Granted	147,962,209	0.04
Exercised	-
Canceled or expired	-
Outstanding at April 30, 2010	374,633,069	$0.04
Granted	20,000,000	$0.04
Exercised	-
Canceled	45,297,386
Outstanding at October 31, 2010	349,335,683	$0.04

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

The Company granted 20,000,000 warrants on September 22, 2010 in connection with a funding by Vicis Capital Master Fund.  The warrants granted will expire on September 22, 2017.

GLOBAL DIVERSIFIED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

There are no employee stock options pursuant to the 2001 Stock Option Plan outstanding at October 31, 2010.

NOTE L – DEFERRED FINANCING COST

On December 19, 2008, the Company issued 6,816,816 warrants with an exercise price of $0.05 per share by December 11, 2015, as part of the fees to secure a $6,000,000 funding through the issuance of a promissory note. The value of these warrants was recorded as deferred financing cost. Using the effective interest method of amortization, the deferred financing cost was $41,086 as of October 31, 2010, and is being amortized to interest expense.  For the quarter ended October 31, 2010, the total non-cash interest charged to operations amounted to $40,464 and $1,996 for the quarter ended October 31, 2009.  The aggregate fair value of the warrants was determined with the assistance of a valuations consultant using the multinomial lattice formula assuming no dividends, the stock would have no growth with an annual volatility of 80%, reset events projected to occur 5% of the time at $0.04 generating an adjusted warrant exercise price of $0.0495.

Prepaid financing expenses relating to issuance of Series B Preferred Stock, Series C Preferred Stock and the Promissory Note for $6,000,000 totaled $1,035,076, of which $333,681 had been amortized as of October 31, 2010 with a remaining balance of $701,395.  The remaining net deferred financing costs per the balance sheet at April 30, 2010 was $43,583 for the December 2008 funding and $770,239 for the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock fundings.  For deferred financing costs, the Company amortizes the amount using the straight line method. Since the term is only two years, the difference from using the effective interest method is immaterial.  The fees were paid for legal, placement agent, due diligence and financial consultants fees.

NOTE M –RESTRICTED CASH ACCOUNT

The Company deposited funds into a escrow accounts to be used as collateral for construction projects which will be released back to the Company on completion of the projects. As of  October 31, 2010 and April 30, 2010, the Company had a balance in the restricted cash account of $1,000,740 and $500,000 respectively.

NOTE N- COST IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COST- ASSET AND LIABILITY

Assets or liabilities are recorded for each job based on billings compared to revenue recognized. When billings exceed revenue the excess is recorded as a liability and when revenue earned exceeds billings it is recorded as an asset.  As of October 31, 2010 and April 30,2010, the Company recorded an asset due to cost in excess of billings of $290,499 and $20,537 respectively and recorded a liability due to billings in excess of cost of $16,562 and $13,811 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010

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

See Critical Accounting Policies, Notes D, E and F to the condensed consolidated financial statements for a further discussion of the Series B, C and D Preferred Stock as well as Part II, Item 2 of this Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2010 TO THE THREE MONTHS ENDED OCTOBER 31, 2009

The Company’s total revenues were $2,013,017 for the quarter ended October 31, 2010 as compared to $193,366 for the same period in 2009, an increase of $1,819,651.  The Company is maintaining the production level of the prior quarter ending July 31, 2010 and is continuing to increase its backlog.

The Company had a gross profit of $405,302 for the quarter ended October 31, 2010 as compared to a negative gross profit of $632,984 for the quarter ended October 31, 2009.  Cost of Goods sold were 72% of gross revenue and a negative percentage of revenue for the three months ended October 31, 2010 and 2009 respectively.

Total operating expenses were $742,143 for the quarter ended October 31, 2010 as compared to $913,434 for the same time period in 2009, a decrease of $171,291.
The Company realized a reduction of $479,668 in the change of the fair value of derivatives for the quarter ended October 31, 2010 as compared to a reduction of $1,354,592 for the quarter ended October 31, 2009.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 2010 TO THE SIX MONTHS ENDED OCTOBER 31, 2009

The Company’s total revenues were $4,193,202 for the six months ended October 31, 2010 compared to $205,807 for the same time period in 2009, an increase of $3,987,395.  The Company ramped up production with seven projects on the production lines the six months ended October 31, 2010.

The Company had a gross profit of $1,030,615 for the six months ended October 31, 2010 and a negative gross profit of $1,157,767 for the six months ended October 31, 2009. Cost of goods sold were 68% and a negative percentage of revenue  respectively for the six months ended October 31, 2010 and 2009.

Total operating expenses were $1,274,805 for the six months ended October 31, 2010 compared to $1,377,828 for the same time period in 2010.  The Company’s legal fees were $498,445 for the quarter ended October 31, 2010 as compared to $573,447 for the six months ended October 31, 2009.  This decrease was the result of the Company reducing the legal fees in connection with the fundings for operations in the six months ended October 31, 2010.

Liquidity and Capital Resources

As of October 31, 2010, the Company had a working capital surplus of $3,265,883. The net loss for the six months ended October 31, 2010 was $940,335. The Company generated a negative cash flow from operations of $2,197,927 for the six month period ended October 31, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's loss from continuing operations of $940,335 adjusted for depreciation and amortization of $292,675, amortization of debt discount of $58,497, an increase in the fair value of derivatives of $130,281, a increase in accounts receivable of $1,181,825, an increase in inventory of $519,503, a decrease in other assets of $1,690,795and an increase in accounts payable and accrued expenses of $378,606.

Cash flows used in investing activities for the six month period ended October 31, 2010 consisted of the acquisition of $81,046 of architectural plans used in operations.

The Company funded operations during the six months ended October 31, 2010 from the sale of Series D Preferred Stock for $1,000,000. The Company reduced notes payable by $20,571 and redeemed preferred stock and warrants for $223,500.

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

Lattice Valuation Model

Beginning on August 1, 2008, we  have valued the freestanding warrants and the conversion features in the preferred stock that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of May 1, 2009 and October 31, 2010.

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

On July 23, 2009, November 12, 2009, March 29,2010, April 30, 2010 and September 22, 2010, the Company issued Preferred D shares and related warrants as detailed in Note G.  This preferred stock and associated warrants are also derivative instruments under FASB standards.

The fair value of the remaining derivatives as of October 31, 2010 was estimated by management to be $1,976,993

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis during the six months ended October 31, 2010:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$1,976,993	$-	$-	$1,976,993	$1,976,993
Totals		$-	$-	$1,976,993	$1,976,993

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended October 31, 2010:

Derivative
Liabilities

Balance, April 30, 2010	$1,853,384
Total realized/unrealized (gains) or losses:
Included in other income (expense)	130,281
Included in stockholders' equity
Purchases, issuances and settlements	(6,672)
Transfers in and/or out of Level 3	-
Balance, October 31, 2010	$1,976,993

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

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of October 31, 2010, we determined a reserve of $119,127 was required against our accounts receivable.

Employees

As of October 31, 2010, the Company had 75 employees. The Company anticipates the number of employees will increase over the next nine months. The Company does not expect to have any collective bargaining agreements covering its employees.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol GDIV. As of October 31, 2010, there were approximately 15,369,885 shares of common stock outstanding, of which approximately 9,380,104 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for manufacturing stocks in general could have a material effect on the volatility of the Company's stock price.

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the quarter ended October 31, 2010. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective primarily because our accounting processes lack appropriate segregation of responsibilities for an effective system of internal control. Management’s assessment showed the following material weaknesses as of the quarter ended October 31, 2010:

1.        We do not have appropriate segregation of duties assuring that the primary accounting functions of authorization, custody, and recording are segregated by employee. We do not have the accounting personnel required to maintain segregation of duties at this time. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.        As of October 31, 2010, we did not maintain effective controls over financial statement disclosures. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 13, 2007, the Company filed a lawsuit against Financial Pacific Insurance Company, Inc. and Salmeri Insurance Agency, Inc. for terminating the Company’s bonding line of credit during the quarter ended January 31, 2006, without good cause and in contravention of its past dealings. The lawsuit seeks reimbursement for damages in excess of $10 million.  The trial date has been set for March 2011. The Company can make no assurances with respect to the outcome of this matter.

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

GLOBAL DIVERSIFIED INDUSTRIES, INC.

Date: December 20, 2010	By:	/s/ Phillip Hamilton
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2010	By:	/s/ Adam DeBard
Chief Operating Officer (Principal Accounting and Financial Officer)